Form 10-Q
period 1995-03-31
CORPORATE PROPERTY ASSOCIATES
filed 1995-05-12
CIK 276280

                                                            OMB APPROVAL
                                                     --------------------------

                                                     OMB Number       3235-0070
                                                     Expires   October 31, 1995

            UNITED STATES                            Estimated average burden
  SECURITIES AND EXCHANGE COMMISSION
          Washington, D.C. 20549                     hours per response  190.00
             FORM 10-Q
                                                     --------------------------



(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 1995
                              --------------------------------------------------

                                      or

[_] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

Commission file number                          0-9174
                      ----------------------------------------------------------

                         CORPORATE PROPERTY ASSOCIATES
- - - - - - - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         CALIFORNIA                                     94-2572215
- - - - - - - --------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                           10020
- - - - - - - --------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

                                (212)  492-1100
- - - - - - - --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

- - - - - - - --------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)



   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                                                 [X]   Yes        [_]   No

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.



                                                 [_]    Yes       [_]   No

                         CORPORATE PROPERTY ASSOCIATES
                      (a California limited partnership)



                                     INDEX


                                                            Page No.
                                                            --------

     PART I
     ------

     Item 1. - Financial Information*

                 Balance Sheets, December 31, 1994 and
                 March 31, 1995                                2

                 Statements of Income for the three
                 months ended March 31, 1994 and 1995          3

                 Statements of Cash Flows for the three
                 months ended March 31, 1994 and 1995          4

                 Notes to Financial Statements                5-6

     Item 2. - Management's Discussion of Operations            7


     PART II
     -------

     Item 6. - Exhibits and Reports on Form 8-K                 8

     Signatures                                                 9



     *The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                         CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)

                                     PART I
                                     ------

                        Item 1. - FINANCIAL INFORMATION
                        -------------------------------

                                 BALANCE SHEETS


                                                    December 31,    March 31,
                                                        1994           1995
                                                    -------------  ------------
                                                       (Note)      (Unaudited)
          ASSETS:
     Land and buildings, net of
       accumulated depreciation of
       $16,860,783 at December 31, 1994 and
       $17,135,732 at March 31, 1995                 $17,472,208   $17,197,259
     Net investment in direct
       financing lease                                 4,919,462     4,908,735
     Cash and cash equivalents                           937,631       853,000
     Accrued interest and  rents receivable              366,095       418,958
     Other assets                                        722,240       747,761
                                                     -----------   -----------

           Total assets                              $24,417,636   $24,125,713
                                                     ===========   ===========

          LIABILITIES:
     Mortgage notes payable                          $16,306,218   $15,957,583
     Accrued interest payable                            202,920       200,501
     Accounts payable and accrued expenses               181,118       114,103
     Prepaid rental income and security deposits         198,611       202,252
     Accounts payable to affiliates                                      7,685
                                                     -----------   -----------

           Total liabilities                          16,888,867    16,482,124
                                                     -----------   -----------



          PARTNERS' CAPITAL:
     General Partners                                   (103,780)     (102,632)

     Limited Partners (40,000 Limited
     Partnership Units issued and
     outstanding)                                      7,632,549     7,746,221
                                                     -----------   -----------
           Total partners' capital                     7,528,769     7,643,589
                                                     -----------   -----------

           Total liabilities and
             partners' capital                       $24,417,636   $24,125,713
                                                     ===========   ===========


     The accompanying notes are an integral part of the financial statements.


     Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

                         CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)


                        STATEMENTS OF INCOME (UNAUDITED)




                                                        Three Months Ended
                                                March 31, 1994    March 31, 1995
                                              ------------------  --------------

     Revenues:
      Rental income from operating leases             $  965,103      $  997,902
      Interest income from direct financing
       leases                                            129,621         128,541
      Other interest income                               10,673          18,554
      Other income                                                        42,254
                                                      ----------      ----------
                                                       1,105,397       1,187,251
                                                      ----------      ----------

     Expenses:
      Interest on mortgages                              401,813         394,524
      Depreciation                                       276,672         274,949
      General and administrative                          57,076          55,650
      Property expense                                    39,897          19,730
      Amortization                                         3,099           6,770
                                                      ----------      ----------
                                                         778,557         751,623
                                                      ----------      ----------


        Net income                                    $  326,840      $  435,628
                                                      ==========      ==========


      Net income allocated
       to General Partners                            $    3,268      $    4,356
                                                      ==========      ==========

      Net income allocated
       to Limited Partners                            $  323,572      $  431,272
                                                      ==========      ==========

      Net income per Unit
      (40,000 Limited
      Partnership Units)                              $    8.09       $    10.78
                                                      ==========      ==========




     The accompanying notes are an integral part of the financial statements.

                         CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)


                      STATEMENTS OF CASH FLOWS (UNAUDITED)




                                                      Three Months Ended
                                                           March 31,
                                                     ---------------------
                                                     1994           1995
                                                     ----           ----
Cash flows from operating activities:
 Net income                                        $  326,840     $ 435,628
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                       279,771       281,719
  Other noncash items                                  (7,228)       (6,148)
  Net change in operating assets and liabilities       (6,314)     (126,387)
                                                   ----------    ----------
   Net cash provided by operating activities          593,069       584,812
                                                   ----------    ----------


Cash flows from financing activities:
 Distributions to partners                           (316,768)     (320,808)
 Payments on mortgage principal                      (313,829)     (348,635)
                                                   ----------    ----------
   Net cash used in financing activities             (630,597)     (669,443)
                                                   ----------    ----------

      Net decrease in cash and cash equivalents       (37,528)      (84,631)


  Cash and cash equivalents, beginning of period    1,359,019       937,631
                                                   ----------    ----------


      Cash and cash equivalents, end of period     $1,321,491     $ 853,000
                                                   ==========    ==========



 Supplemental disclosure of cash flows information:

            Interest paid                          $  404,757     $ 396,943
                                                   ==========     ==========


     The accompanying notes are an integral part of the financial statements.

                         CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



     Note 1.  Basis of Presentation:
              ---------------------

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994.



     Note 2.  Distributions to Partners:
              -------------------------

     Distributions declared and paid to partners during the three months ended March 31, 1995 are summarized as follows:


     Quarter Ended   General Partners Limited Partners Per Limited Partner Unit
     -------------   ---------------- ---------------- ------------------------

     December 31,        $3,208            $317,600               $7.94
      1994               ======            ========               =====



     A distribution of $8.00 per Limited Partner Unit for the quarter ended March 31, 1995 was declared and paid in April 1995.



     Note 3.  Transactions with Related Parties:
              ---------------------------------

     For the three-month periods ended March 31, 1994 and 1995, the Partnership incurred management fees of $15,575 and $13,509, respectively and general and administrative expense reimbursements of $13,151 and $11,610, respectively, payable to an affiliate.

     The Partnership, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the three months ended March 31, 1994 and 1995 were $3,383 and $12,266, respectively.

                         CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)

            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



     Note 4.  Industry Segment Information:
              ----------------------------


     The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate. For the three-month periods ended March 31, 1994 and 1995, the Partnership earned its total operating revenues (rental income plus interest income from financing leases) from the following lease obligors:


                                              1994      %       1995      %
                                           ----------  ----  ----------  ----
     Pre Finish Metals Incorporated        $  325,180   30%  $  351,293   31%
     The Gap, Inc.                            306,498   28      306,498   27
     IMO Industries, Inc.                     211,685   19      211,685   19
     Unisource Worldwide, Inc.                 83,027    8       81,948    7
     Kobacker Stores, Inc.                     75,885    7       75,885    7
     Broomfield Tech Center Corporation        66,849    6       73,534    7
     Winn-Dixie Stores, Inc.                   25,600    2       25,600    2
                                           ----------  ---   ----------  ---
                                           $1,094,724  100%  $1,126,443  100%
                                           ==========  ===   ==========  ===


                         CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)


                Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS
                -----------------------------------------------



        Net income for the three-month period ended March 31, 1995 increased by $109,000 as compared with net income for the three-month period ended March 31, 1994. Although this was partially attributable to $42,000 of other income which reflects a concession allowed to the Partnership by a vendor and which had been accrued as a payable at December 31, 1994, income from on-going operations increased substantially as the result of lower interest expense, higher lease revenues and a decrease in property expense. The decrease in interest expense was due to the decreasing interest component on the Partnership's amortizing fixed rate debt. This decrease was partially offset by an increase in interest on the variable rate loan collateralized by the Pre Finish Metals Incorporation ("Pre Finish") property; however, increases in interest and loan principal requirements on this mortgage loan are passed through as a rent adjustment to Pre Finish. Lease revenue increased as a result of the increase from the Pre Finish debt service pass through and an increase in rent from Broomfield Tech Center Corporation ("Broomfield") which increase was negotiated under the 1994 lease modification agreement with Broomfield. The decrease in property expense is due to costs incurred in connection with the assessment of liquidity alternatives in 1994. Net income in 1995 also benefited from a moderate increase in other interest income as the result of higher interest rates on short-term cash investments.

        There has been no material change in the Partnership's financial condition since December 31, 1994 and Management believes that the current cash balance of $853,000 and cash provided from operating activities will be sufficient to meet the Partnership's current cash requirements which currently consist solely of paying quarterly distributions and meeting scheduled debt service obligations. Amortization of mortgage principal during the current three-month period increased to $349,000 and represented payment of 2% of the mortgage principal balance at the beginning of the three-month period. In September 1995, the mortgage loan on the Unisource Worldwide, Inc. property will be satisfied and net annual cash flow from that property will increase by $80,000.

                         CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)



                                    PART II
                                    -------



     Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
     ------------------------------------------

          (a)   Exhibits:

                None

          (b)   Reports on Form 8-K:

                During the quarter ended March 31, 1995, the Partnership was not required to file any reports on Form 8-K.

                         CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)



                                   SIGNATURES
                                   ----------



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CORPORATE PROPERTY ASSOCIATES
                                 (a California limited partnership)

                                 By:  W.P. CAREY & CO., INC.



             05/10/95            By:   /s/ Claude Fernandez
             --------                  ----------------------------
               Date                        Claude Fernandez
                                           Executive Vice President and
                                           Chief Administrative Officer
                                           (Principal Financial Officer)



             05/10/95            By:   /s/ Michael D. Roberts
             --------                  ----------------------------
               Date                        Michael D. Roberts
                                           First Vice President and Controller
                                           (Principal Accounting Officer)