Form 10-Q
period 1995-06-30
CORPORATE PROPERTY ASSOCIATES
filed 1995-08-10
CIK 276280

                                                          OMB APPROVAL
                                                   OMB Number       3235-0070
                                                   Expires   October 31, 1995
                                                   Estimated average burden
                                                   hours per response 190.00

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 1995
                               ----------------------------------------------
                                               or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the transition period from                to
                               --------------    ------------------------------

Commission file number                      0-9174
                      ---------------------------------------------------------
                         CORPORATE PROPERTY ASSOCIATES
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         CALIFORNIA                                     94-2572215
-------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                           10020
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

                                (212)  492-1100
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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



                                               [_] Yes         [_] No

                         CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)



                                     INDEX



                                                                          Page No.
                                                                          --------

     PART I
     ------

     Item 1. - Financial Information*

                 Balance Sheets, December 31, 1994 and                       2
                 June 30, 1995

                 Statements of Income for the three and six
                 months ended June 30, 1994 and 1995                         3

                 Statement of Partners' Capital for the six
                 months ended June 30, 1995                                  4

                 Statements of Cash Flows for the six
                 months ended June 30, 1994 and 1995                         5

                 Notes to Financial Statements                              6-7

     Item 2. - Management's Discussion of Operations                         8


     PART II
     -------

     Item 6. - Exhibits and Reports on Form 8-K                              9

     Signatures                                                             10


     *The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                         CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)

                                     PART I
                                     ------

                        Item 1. - FINANCIAL INFORMATION
                        -------------------------------

                                 BALANCE SHEETS

                                             December 31,          June 30,
                                                 1994                1995
                                          -------------------------------------
                                                (Note)            (Unaudited)
ASSETS:
Land and buildings, net of
    accumulated depreciation of
    $16,860,783 at December 31, 1994 and
    $17,410,680 at June 30, 1995                 $17,472,208        $16,922,311
Net investment in direct
    financing leases                               4,919,462          4,898,007
Cash and cash equivalents                            937,631            800,944
Accrued interest and  rents receivable               366,095            369,937
Other assets                                         722,240            905,974
                                                 -----------        -----------

         Total assets                            $24,417,636        $23,897,173
                                                 ===========        ===========

LIABILITIES:
Mortgage notes payable                           $16,306,218        $15,599,950
Accrued interest payable                             202,920            198,445
Accounts payable and accrued expenses                181,118             69,192
Prepaid rental income and security                   198,611            202,419
 deposits
Accounts payable to affiliates                                           22,043
                                                                    -----------

        Total liabilities                         16,888,867         16,092,049
                                                 -----------        -----------

PARTNERS' CAPITAL:
General Partners                                    (103,980)          (101,216)

Limited Partners (40,000 Limited
Partnership Units issued and
outstanding)                                       7,632,749          7,906,340
                                                 -----------        -----------

        Total partners' capital                    7,528,769          7,805,124
                                                 -----------        -----------

        Total liabilities and
           partners' capital                     $24,417,636        $23,897,173
                                                 ===========        ===========


The accompanying notes are an integral part of the financial statements.


Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

                         CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)



                        STATEMENTS OF INCOME (UNAUDITED)



                                       Three Months Ended                   Six Months Ended
                                  June 30, 1994  June 30, 1995     June 30, 1994     June 30, 1995
                                  -------------  -------------     -------------     -------------
Revenues:
     Rental income from
      operating leases               $  974,270     $1,000,784        $1,939,373        $1,998,686
     Interest income from
      direct financing leases           129,621        128,541           259,242           257,082
     Other interest income               12,681         17,093            23,354            35,647
     Other income                                      118,784                             161,038
                                      ---------     ----------       -----------        ----------
                                      1,116,572      1,265,202         2,221,969         2,452,453
                                     ----------     ----------        ----------        ----------

Expenses:
     Interest on mortgages              402,088        388,589           803,901           783,113
     Depreciation                       276,673        274,948           553,345           549,897
     General and administrative          52,200         82,936           109,276           138,586
     Property expense                   161,238         30,617           201,135            50,347
     Amortization                         3,100          6,764             6,199            13,534
                                     ----------     ----------        ----------        ----------
                                        895,299        783,854         1,673,856         1,535,477
                                     ----------     ----------        ----------        ----------


     Net income                      $  221,273     $  481,348        $  548,113        $  916,976
                                     ==========     ==========        ==========        ==========


Net income allocated
     to General Partners             $    2,213     $    4,814        $    5,481        $    9,170
                                     ==========     ==========        ==========        ==========

Net income allocated
     to Limited Partners             $  219,060     $  476,534        $  542,632        $  907,806
                                     ==========     ==========        ==========        ==========

Net income per Unit
     (40,000 Limited
     Partnership Units)                   $5.48         $11.91            $13.57            $22.69
                                     ==========     ==========        ==========        ==========


The accompanying notes are an integral part of the financial statements.

                         CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)



                   STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)


                                                                               Partners' Capital Accounts
                                                                         for the six months ended June 30, 1995
                                                                  ----------------------------------------------------
                                                                                                             Limited
                                                                                                            Partners'
                                                                                     General     Limited       Per
                                                                     Total          Partners    Partners     Unit (a)
                                                                  -----------      -----------  ---------   ----------
Balance at December 31, 1994                                       $7,528,769      $ (103,980)  $7,632,749        $191

Activity during 1995:
       Net income through
       June 30,1995                                                   916,976           9,170      907,806          23

Unrealized appreciation                                                 3,419              34        3,385           1

Distributions paid
     as of June 30, 1995
     - Note 2                                                        (644,040)         (6,440)    (637,600)        (16)
                                                                 ------------      ----------   ----------      ------


Balance at June 30, 1995                                           $7,805,124       ($101,216)  $7,906,340        $199
                                                                 ============      ==========   ==========      ======


(a)  Based on 40,000 Units issued and outstanding.


The accompanying notes are an integral part of the financial statements.

                         CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)



                      STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                            Six Months Ended
                                                                June 30,
                                                      ----------------------------
                                                          1994           1995
                                                      -------------  -------------
Cash flows from operating activities:

  Net income                                          $   548,113    $   916,976
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                         559,544        563,431
    Other noncash items                                   (14,455)       (12,295)
    Securities received in connection with settlement                    (44,561)
    Net change in operating assets and liabilities         35,744       (209,930)
                                                        -----------    -----------
       Net cash provided by  operating activities       1,128,946      1,213,621
                                                        -----------    -----------

Cash flows from financing activities:
   Distributions to partners                             (633,940)      (644,040)
   Payments on mortgage principal                        (635,794)      (706,268)
                                                      -----------    -----------
       Net cash used in financing activities           (1,269,734)    (1,350,308)
                                                       -----------    -----------

          Net decrease in cash and cash equivalents      (140,788)      (136,687)


   Cash and cash equivalents, beginning of period       1,359,019        937,631
                                                      -----------    -----------
        Cash and cash equivalents, end of period      $ 1,218,231    $   800,944
                                                      ===========    ===========

 Supplemental disclosure of cash flows information:

        Interest paid                                 $   806,902    $   787,588
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



     Note 2.  Distributions to Partners:
              -------------------------

     Distributions declared and paid to partners during the six months ended June 30, 1995 are summarized as follows:



Quarter Ended       General Partners    Limited Partners    Per Limited Partner Unit
---------------     ----------------    ----------------    ------------------------

December 31, 1994         $3,208            $317,600                  $7.94
                          ======            ========                  =====

March 31, 1995            $3,232            $320,000                  $8.00
                          ======            ========                  =====



     A distribution of $8.13 per Limited Partner Unit for the quarter ended June 30, 1995 was declared and paid in July 1995.



     Note 3.  Transactions with Related Parties:
              ---------------------------------

     For the three-month and six-month periods ended June 30, 1994, the Partnership incurred management fees of $15,413 and $30,988, respectively, and general and administrative expense reimbursements of $13,157 and $26,308, respectively, payable to an affiliate. For the three-month and six-month periods ended June 30, 1995, the Partnership incurred management fees of $14,642 and $28,151, respectively and general and administrative expense reimbursements of $11,306 and $22,916, respectively, payable to an affiliate.

     The Partnership, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the six months ended June 30, 1994 and 1995 were $7,736 and $45,560, respectively.

                         CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)

            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



     Note 4.  Industry Segment Information:
              ----------------------------

     The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate. For the six-month periods ended June 30, 1994 and 1995, the Partnership earned its total operating revenues (rental income plus interest income from financing leases) from the following lease obligors:

                                              1994      %       1995      %
                                           ----------  ----  ----------  ----

     Pre Finish Metals Incorporated        $  659,522   30%  $  705,467   31%
     The Gap, Inc.                            612,997   28      612,997   27
     IMO Industries, Inc.                     423,371   19      423,371   19
     Unisource Worldwide, Inc.                166,055    8      163,895    7
     Kobacker Stores, Inc.                    151,770    7      151,770    7
     Broomfield Tech Center Corporation       133,700    6      147,068    7
     Winn-Dixie Stores, Inc.                   51,200    2       51,200    2
                                           ----------  ---   ----------  ---
                                           $2,198,615  100%  $2,255,768  100%
                                           ==========  ===   ==========  ===


     Note 5.  Settlement Income:
     =========-----------------=

     Included in other income is $118,784 in cash and securities received from Storage Technology Corporation ("STC") as the final distribution from STC's disputed claim reserve which the United States Bankruptcy Court ordered disbursed to STC's creditors. STC, which had been a tenant of three of the Partnership's properties, filed a petition of voluntary bankruptcy in October 1984 and subsequently received approval from the bankruptcy court in 1987 to terminate its lease on the three properties. In connection with its claims against STC, the Partnership had received $1,161,358 of cash and debentures and 460,434 shares of stock in 1987. The stock was sold at that time for $1,420,391.

     In May 1995, the Partnership received cash of $29,251 (which was not deposited until after June 30, 1995) and has a receivable of $44,972 for taxes withheld on the distribution. In addition, the Partnership received 1,948 shares of STC stock, which were valued at $44,561 based on STC's market value as of May 23, 1995.

     Pursuant to SFAS No. 115 - Accounting for Certain Investments in Debt Equity Securities, the Partnership has classified the 1,948 shares of STC as securities available for sale and are reflected at their market value at June 30, 1995 in the accompanying financial statements in Other assets. Increases and decreases in unrealized appreciation are credited or charged to partners' capital rather than to earnings. As of June 30, 1995, unrealized appreciation of $3,419 was credited to partners' capital.

                         CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)


                Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS
                -----------------------------------------------



     Results of Operations:
     ----------------------

        Net income for the three-month and six-month periods ended June 30, 1995 increased by $260,000 and $369,000, respectively, as compared with net income for the three-month and six-month periods ended June 30, 1994. For both the three-month and six-month periods ended June 30, 1995 approximately 45% of the increase in net income resulted from the effect of nonrecurring events which are included as Other income in the accompanying financial statements. Other income includes a concession of $42,000 allowed to the Partnership by a vendor during the first quarter which had been accrued as a payable at December 31, 1994, and $119,000 realized in connection with the final distribution from the Storage Technology Corporation ("STC") bankruptcy; STC had been a tenant of three of the Partnership's properties until 1987, at which time the STC lease was terminated pursuant to the order of the bankruptcy court.

        Net of the effects of the above-mentioned nonrecurring items, income would have reflected increases of $141,000 and $208,000 for the three-month and six-month periods ended June 30, 1995, respectively. For both periods, the increase is primarily due to decreases in property expenses due to higher costs incurred in 1994 in connection with the assessment of liquidity alternatives. Property expenses for the three-month and six-month periods ended June 30, 1995 are generally expected to be more representative of future property expenses in the short-term than the property expenses incurred for the periods ended June 30, 1994. For both the three-month and six-month periods ended June 30, 1995, the Partnership benefitted from moderate increases in lease revenues and moderate decreases in interest expense. Lease revenue increased as a result of an increase in rents received from Pre Finish Metals Incorporated ("Pre Finish"). The Pre Finish lease has a rent provision which passes through changes in debt service on a variable debt obligation as a rent adjustment to Pre Finish. Pre Finish's rent increased due to increases in principal payments due on the Pre Finish mortgage loan. In addition, there was an increase in rent from Broomfield Tech Center Corporation ("Broomfield") which increase was negotiated under the 1994 lease modification agreement with Broomfield.
     The decrease in interest expense is due to the declining balances of the Partnership's mortgage loans. The trend of decreases in interest expense is expected to continue.


     Financial Condition:
     --------------------

        There has been no material change in the Partnership's financial condition since December 31, 1994 and Management believes that the current cash balance of $801,000 and cash provided from operating activities will be sufficient to meet the Partnership's current cash requirements which currently consist solely of paying quarterly distributions and meeting scheduled debt service obligations. Cash provided from operations was sufficient to fund distributions of $644,000 and $570,000 of the $706,000 of principal payment installments. Amortization of mortgage principal during the current six-month period increased to $706,000 and represented payment of 4% of the mortgage principal balance at the beginning of the six-month period. For the six-month period, principal payments exceeded distributions to partners. A $77,253 promissory note, purchased in connection with the 1994 refinancing of the mortgage loan collateralized by the Broomfield properties, was scheduled to mature in April 1995. The maker of the promissory note is currently negotiating with the Partnership to extend the maturity until 1996. In September 1995, the mortgage loan on the Unisource Worldwide, Inc. property will be fully amortized and net annual cash flow from that property will increase by $80,000.

                         CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)



                                    PART II
                                    -------



     Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
     ------------------------------------------

          (a)   Exhibits:

                None

          (b)   Reports on Form 8-K:

                During the quarter ended June 30, 1995, the Partnership was not required to file any reports on Form 8-K.

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

                                 CORPORATE PROPERTY ASSOCIATES
                                 (a California limited partnership)




                                 By:  W.P. CAREY & CO., INC.



             08/9/95             By:   /s/ Claude Fernandez
           -------------              -----------------------
             Date                       Claude Fernandez
                                        Executive Vice President and
                                        Chief Administrative Officer
                                        (Principal Financial Officer)



             08/9/95             By:   /s/ Michael D. Roberts
           -------------              ----------------------------
             Date                       Michael D. Roberts
                                        First Vice President and Controller
                                        (Principal Accounting Officer)