Form 10-Q
period 1995-09-30
CORPORATE PROPERTY ASSOCIATES
filed 1995-11-09
CIK 276280

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               SEPTEMBER 30, 1995
                               ---------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the transition period from                to

Commission file number                 0-9174
                                       ------

                         CORPORATE PROPERTY ASSOCIATES
                         -----------------------------
             (Exact name of registrant as specified in its charter)

         CALIFORNIA                                  94-2572215
         ----------                                  ----------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                           10020
----------------------------------------                           -----
(Address of principal executive offices)                          (Zip Code)

                                (212)  492-1100
                                ---------------
             (Registrant's telephone number, including area code)


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

                                                        [X] Yes  [ ] No

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                        [ ] Yes  [ ] No

                         CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)



                                     INDEX



                                                            Page No.
                                                            --------

     PART I
     ------

     Item 1. - Financial Information*

        Balance Sheets, December 31, 1994 and
        September 30, 1995                                              2

        Statements of Income for the three and nine
        months ended September 30, 1994 and 1995                        3

        Statements of Cash Flows for the nine
        months ended September 30, 1994 and 1995                        4

        Notes to Financial Statements                                  5-6

     Item 2. - Management's Discussion of Operations                    7


     PART II
     -------

     Item 6. - Exhibits and Reports on Form 8-K                         8

     Signatures                                                         9



     *The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                         CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)

                                     PART I
                                     ------

                        Item 1. - FINANCIAL INFORMATION
                        -------------------------------

                                 BALANCE SHEETS



                                                    December 31,   SEPTEMBER 30,
                                                        1994            1995
                                                    -------------  --------------
                                                       (Note)       (UNAUDITED)
          ASSETS:
     Land and buildings, net of
       accumulated depreciation of
       $16,860,783 at December 31, 1994 and
       $17,681,067 at September 30, 1995             $17,472,208     $16,651,924
     Net investment in direct financing leases         4,919,462       4,892,114
     Cash and cash equivalents                           937,631         826,118
     Accrued interest and  rents receivable              366,095         379,244
     Other assets                                        722,240         896,480
                                                     -----------     -----------

           Total assets                              $24,417,636     $23,645,880
                                                     ===========     ===========


          LIABILITIES:
     Mortgage notes payable                          $16,306,218     $15,230,383
     Accrued interest payable                            202,920         193,512
     Accounts payable and accrued expenses               181,118          76,353
     Prepaid rental income and security deposits         198,611         198,146
     Accounts payable to affiliates                                       31,234
                                                     -----------     -----------

           Total liabilities                          16,888,867      15,729,628
                                                     -----------     -----------

          PARTNERS' CAPITAL:

General Partners                                        (103,980)       (100,105)

Limited Partners (40,000 Limited
     Partnership Units issued and
     outstanding)                                      7,632,749       8,016,357
                                                     -----------     -----------

           Total partners' capital                     7,528,769       7,916,252
                                                     -----------     -----------
            Total liabilities and
             partners' capital                       $24,417,636     $23,645,880
                                                     ===========     ===========

The accompanying notes are an integral part of the financial statements.


Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

                         CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)



                        STATEMENTS OF INCOME (UNAUDITED)

                                    Three Months Ended                     Nine Months Ended
                          SEPTEMBER 30, 1994  SEPTEMBER 30, 1995  SEPTEMBER 30, 1994  SEPTEMBER 30, 1995
                          ------------------  ------------------  ------------------  ------------------
Revenues:
 Rental income from
  operating leases                $  978,854          $  997,568          $2,918,227          $2,996,254
 Interest from direct
  financing leases                   129,620             140,050             388,862             397,132
 Other interest income                13,779              15,405              37,133              51,052
 Other income                                                                                    161,038
                                  ----------          ----------          ----------          ----------
                                   1,122,253           1,153,023           3,344,222           3,605,476
                                  ----------          ----------          ----------          ----------

Expenses:
 Interest on mortgages               397,095             373,014           1,200,996           1,156,127
 Depreciation                        276,695             270,387             830,040             820,284
 General and
  administrative                      55,833              44,258             165,109             182,844
 Property expense                    153,670              19,706             354,805              70,053
 Amortization                          3,545               6,766               9,744              20,300
                                  ----------          ----------          ----------          ----------
                                     886,838             714,131           2,560,694           2,249,608
                                  ----------          ----------          ----------          ----------

   Net income                     $  235,415          $  438,892          $  783,528          $1,355,868
                                  ==========          ==========          ==========          ==========

Net income allocated
 to General Partners              $    2,354          $    4,389          $    7,835          $   13,559
                                  ==========          ==========          ==========          ==========

Net income allocated
 to Limited Partners              $  233,061          $  434,503          $  775,693          $1,342,309
                                  ==========          ==========          ==========          ==========

Net income per Unit
 (40,000 Limited
 Partnership Units)                $5.82               $10.87              $19.39              $33.56
                                   =====               ======              ======              ======



The accompanying notes are an integral part of the financial statements.

                         CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)



                      STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                  Nine Months Ended
                                                                     September 30,
                                                             ----------------------------
                                                                 1994           1995
                                                             ------------  --------------
     Cash flows from operating activities:
      Net income                                             $   783,528     $ 1,355,868
      Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                            839,784         840,584
        Other noncash items                                      (21,683)        (23,277)
        Securities received in connection with settlement                        (44,561)
        Net change in operating assets and liabilities            45,814        (191,767)
                                                             -----------     -----------
         Net cash provided by operating activities             1,647,443       1,936,847
                                                             -----------     -----------

     Cash flows from investing activities:
      Purchase of note receivable                                (77,254)
                                                             -----------
         Net cash used in investing activities                   (77,254)
                                                             -----------

     Cash flows from financing activities:
      Distributions to partners                                 (951,516)       (972,525)
      Payments on mortgage principal                            (966,105)     (1,075,835)
      Deferred financing costs                                  (272,746)
      Proceeds from mortgage                                   2,400,000
      Prepayment of mortgage payable                          (2,112,194)
                                                             -----------     -----------
         Net cash used in financing activities                (1,902,561)     (2,048,360)
                                                             -----------     -----------

           Net decrease in cash and cash equivalents            (332,372)       (111,513)

        Cash and cash equivalents, beginning of period         1,359,019         937,631
                                                             -----------     -----------

           Cash and cash equivalents, end of period          $ 1,026,647     $   826,118
                                                             ===========     ===========

     Supplemental disclosure of cash flows information:

            Interest paid                                    $ 1,217,056     $ 1,165,535
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

     Pursuant to SFAS No. 115 - Accounting for Certain Investments in Debt and Equity Securities, marketable securities available for sale are reflected in the accompanying financial statements at market value, with changes in unrealized appreciation credited or charged to Partners' Capital. Included in Partners' Capital at September 30, 1995 is unrealized appreciation of $4,140.


     Note 2.  Distributions to Partners:
              -------------------------

     Distributions declared and paid to partners during the nine months ended September 30, 1995 are summarized as follows:



Quarter Ended             General Partners  Limited Partners  Per Limited Partner Unit
------------------------  ----------------  ----------------  ------------------------

     December 31, 1994       $3,208          $317,600                  $7.94
                             ======          ========                  =====

     March 31, 1995          $3,232          $320,000                  $8.00
                             ======          ========                  =====

     June 30, 1995           $3,285          $325,200                  $8.13
                             ======          ========                  =====

     A distribution of $8.44 per Limited Partner Unit for the quarter ended September 30, 1995 was declared and paid in October 1995.



     Note 3.  Transactions with Related Parties:
              ---------------------------------

     For the three-month and nine-month periods ended September 30, 1994, the Partnership incurred management fees of $16,050 and $47,038, respectively, and general and administrative expense reimbursements of $13,540 and $39,848, respectively, payable to an affiliate. For the three-month and nine-month periods ended September 30, 1995, the Partnership incurred management fees of $17,958 and $46,109, respectively and general and administrative expense reimbursements of $11,136 and $34,052, respectively, payable to an affiliate.

     The Partnership, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the nine months ended September 30, 1994 and 1995 were $9,848 and $46,242, respectively.

                         CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)

            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



     Note 4.  Industry Segment Information:
              ----------------------------

     The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate. For the nine-month periods ended September 30, 1994 and 1995, the Partnership earned its total operating revenues (rental income plus interest income from financing leases) from the following lease obligors:


                                              1994      %       1995      %
                                           ----------  ----  ----------  ----
     Pre Finish Metals Incorporated        $  998,088   30%  $1,056,425   31%
     The Gap, Inc.                            919,495   28      919,495   27
     IMO Industries, Inc.                     635,057   19      635,057   19
     Unisource Worldwide, Inc.                249,082    8      257,352    7
     Kobacker Stores, Inc.                    227,655    7      227,655    7
     Broomfield Tech Center Corporation       200,912    6      220,602    7
     Winn-Dixie Stores, Inc.                   76,800    2       76,800    2
                                           ----------  ---   ----------  ---
                                           $3,307,089  100%  $3,393,386  100%
                                           ==========  ===   ==========  ===

                         CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)


                Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS
                -----------------------------------------------



     Results of Operations:
     ----------------------

        Net income for the three-month and nine-month periods ended September 30, 1995 increased by $203,000 and $572,000, respectively, as compared with net income for the three-month and nine-month periods ended September 30, 1994. For the nine-month period ended September 30, 1995 approximately $161,000 of the increase in net income resulted from the effect of nonrecurring events which are included as Other income in the accompanying financial statements. Other income included a concession of $42,000 allowed to the Partnership by a vendor during the first quarter which had been accrued as a payable at December 31, 1994, and $119,000 realized in connection with the final distribution from the Storage Technology Corporation ("STC") bankruptcy; STC had been a tenant of three of the Partnership's properties until 1987, at which time the STC lease was terminated pursuant to the order of the bankruptcy court. Net of the effect of the above-mentioned nonrecurring items, net income for the nine-month period ended September 30, 1995 would have reflected an increase of $411,000. The nonrecurring items did not impact the comparable three-month periods.

        The increase in income, net of nonrecurring items for both the three-month and nine-month periods was primarily due to the decrease in property expense. The decrease was due to costs incurred in 1994 in connection with the assessment of liquidity alternatives. Property expenses for the three-month and nine-month periods ended September 30, 1995 are generally expected to be more representative of future property expenses in the near-term than the property expenses incurred for the periods ended September 30, 1994. For both the three-month and nine-month periods ended September 30, 1995, the Partnership benefitted from moderate increases in lease revenues and moderate decreases in interest expense. Lease revenue increased as a result of an increase in rents received from Pre Finish Metals Incorporated ("Pre Finish"). Revenue from the Pre Finish lease increased due to a direct pass through of higher debt service payments on the related mortgage loan. Increases in debt service on the Pre Finish mortgage loan were due to increasing principal payments. In addition, there was an increase in rent from Broomfield Tech Center Corporation ("Broomfield") which increase was negotiated under the 1994 lease modification agreement with Broomfield. The decrease in interest expense is due to the declining balances of the Partnership's mortgage loans. The trend of decreases in interest expense is expected to continue as the Partnership's mortgages continue to amortize.


     Financial Condition:
     --------------------

        There has been no material change in the Partnership's financial condition since December 31, 1994 and Management believes that the current cash balance of $826,000 and cash provided from operating activities will be sufficient to meet the Partnership's current cash requirements which consist solely of paying quarterly distributions and meeting scheduled debt service obligations. Cash provided from operations was sufficient to fund distributions of $973,000 and $964,000 of the $1,076,000 of principal payment installments. Amortization of mortgage principal during the current nine-month period increased to $1,076,000 and represented payment of 7% of the mortgage principal balance at the beginning of the nine-month period. In August 1995, the Partnership agreed to extend the maturity of a $77,253 promissory note, purchased in connection with the 1994 refinancing of the mortgage loan collateralized by the Broomfield properties, to April 1996. In September 1995, the mortgage loan collateralized by the Unisource Worldwide, Inc. property fully amortized and, as a result of the satisfaction of the mortgage, net annual cash flow from that property will increase by $80,000.

                         CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)



                                    PART II
                                    -------



     Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
     ------------------------------------------

          (a)   Exhibits:

                None

          (b)   Reports on Form 8-K:

                During the quarter ended September 30, 1995, the Partnership was not required to file any reports on Form 8-K.

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

                                 CORPORATE PROPERTY ASSOCIATES
                                 (a California limited partnership)

                                 By:  W.P. CAREY & CO., INC.



             11/09/95            By:   /s/ Claude Fernandez
           --------------             -----------------------
             Date                       Claude Fernandez
                                        Executive Vice President and
                                        Chief Administrative Officer
                                        (Principal Financial Officer)



             11/09/95            By:   /s/ Michael D. Roberts
           --------------             ----------------------------
             Date                       Michael D. Roberts
                                        First Vice President and Controller
                                        (Principal Accounting Officer)