Form 10-K405
period 1995-12-31
CORPORATE PROPERTY ASSOCIATES
filed 1996-03-29
CIK 276280

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended                    December 31, 1995
                               -------------------------------------------------

                                       or

[X] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                             to
                               -------------------------        ----------------

Commission file number                0-9174
                      ----------------------------------

                          CORPORATE PROPERTY ASSOCIATES
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             CALIFORNIA                                94-2572215
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                        10020
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code          (212) 492-1100
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered

         NONE                                              NONE
---------------------------                     ---------------------------

---------------------------                     ---------------------------

           Securities registered pursuant to Section 12(g) of the Act:

                            LIMITED PARTNERSHIP UNITS
--------------------------------------------------------------------------------
                                (Title of Class)

--------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  [X] Yes    [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate  market  value of the  voting  stock  held by  non-affiliates  of
Registrant: There is no active market for Limited Partnership Units.

                                     PART I


Item 1.  Business.

     Registrant is engaged in the business of investing in commercial and industrial real estate properties which are net leased to commercial and industrial entities. Registrant was organized as a California limited partnership on July 24, 1978. The General Partners of Registrant are W.P. Carey & Co., Inc. (the "Corporate General Partner" or "W.P. Carey") and William Polk Carey (the "Individual General Partner"). The Corporate General Partner, the Individual General Partner and/or certain affiliates are also the General Partners of Corporate Property Associates 2 ("CPA(R):2"), Corporate Property Associates 3 ("CPA(R):3"), Corporate Property Associates 4, a California limited partnership ("CPA(R):4"), Corporate Property Associates 5 ("CPA(R):5"), Corporate Property Associates 6 - a California limited partnership ("CPA(R):6"), Corporate Property Associates 7 - a California limited partnership ("CPA(R):7"), Corporate Property Associates 8, L.P., a Delaware limited partnership ("CPA(R):8"), Corporate Property Associates 9, L.P., a Delaware limited partnership ("CPA(R):9") and the advisor of Corporate Property Associates 10 Incorporated ("CPA(R):10"), Carey Institutional Properties Incorporated ("CIP(TM)") and Corporate Property Associates 12 Incorporated ("CPA(R):12"). Registrant has a management agreement with Carey Corporate Property Management Company ("Carey Management"), a division of W.P. Carey. According to the terms of this agreement, Carey Management performs a variety of management services for Registrant. Registrant has entered into an agreement with Fifth Rock L.P., an affiliate, for the purpose of leasing office space. Reference is made to the Prospectus of Registrant dated January 16, 1979, as supplemented by Supplements dated January 19, 1979 and April 30, 1979, filed pursuant to Rules 424(b) and 424(c) under the Securities Act of 1933 and such Prospectus and such Supplements are incorporated herein by reference (said Prospectus, as so supplemented, is hereinafter called the "Prospectus").

     The properties owned by Registrant are described in Item 2. Registrant's entire net proceeds from the public offering, less distributions of cash from sales of properties and a working capital reserve have been fully invested in net leased commercial and industrial real estate since December 11, 1980.

     Registrant has only one industry segment which consists of the investment in and the leasing of industrial and commercial real estate. See Selected Financial Data in Item 6 for a summary of Registrant's operations. Also see the material contained in the Prospectus under the heading INVESTMENT OBJECTIVES AND POLICIES.

     All of Registrant's real estate properties are leased to corporate tenants under long-term net leases. A net lease generally requires tenants to pay operating expenses relating to the leased properties including maintenance, real estate taxes, insurance and utilities which under other forms of leases are often paid by the lessor. Lessees are required to include Registrant as an additional insured party on all insurance policies relating to the leased properties. In addition, substantially all of the net leases include indemnification provisions which require the lessees to indemnify Registrant and the General Partners for liabilities on all matters related to the leased properties. Accordingly, Registrant believes that the insurance and indemnity provided on its behalf by its lessees provides adequate coverage for property damage and any liability claims which may arise against Registrant's ownership interests. In addition to the insurance and indemnification provisions of the leases, Registrant has contingent property and liability insurance for its properties. To the extent that any lessees are not financially able to satisfy indemnification obligations which exceed insurance reimbursements, Registrant may incur the costs necessary to repair property and settle liabilities. Presently, there are no claims pending for property damages or liability claims.

     As described above, lessees retain the obligation for the operating expenses of their leased properties so that, other than rental income, there are no significant operating data (i.e. expenses) reportable on Registrant's leased properties. As discussed in Registrant's Management's Discussion and Analysis in
Item 7, Registrant's leases generally provide for periodic rent increases which are either stated and negotiated at the inception of the lease or based on formulas indexed to increases in the Consumer Price Index. During the year ended December 31, 1995, no material lease terms were modified or amended. Registrant's leases have initial terms ending between 1996 and 2009 with the majority of the leases providing for multiple renewal terms at the option of the tenants, of generally 5 or 10 years per renewal term. Registrant's lease with Varo, Inc. ("Varo") for the 5th Street property expires in April 1996. As this property is adjacent to a second property leased to Varo with such lease expiring in September 2002, Registrant anticipates that the 5th Street lease will be extended. Various leases include purchase options which are described in Item 2 and are generally exercisable at the greater of fair market value, as defined in the lease, or a stated amount. In 1993, Broomfield Tech Center Corporation ("Broomfield") notified Registrant of its intention to exercise its option to purchase the two properties in Broomfield, Colorado that it leases from Registrant. The exercise of the option had been scheduled to occur in May 1994, however, no agreement has been reached on the purchase price as of December 31, 1995 and currently there are no negotiations being pursued in connection with the exercise of the option. The Pre Finish Metals Incorporated ("Pre Finish") lease provides for a purchase option which may be exercised between June 30, 1998 and June 30, 2003. Registrant and CPA(R):2 own the Pre Finish property as tenants-in-common with 60% and 40% interests, respectively.

     As Registrant's objective has been to invest in properties which are occupied by a single corporate tenant and subject to long-term net leases with such lease obligation backed by the credit of the corporate lessee, Registrant's properties have not been generally subject to the competitive conditions of local and regional real estate markets. In selecting its real estate investments, Registrant's strategy was to identify properties which included operations of material importance to the lessee so that the lessee might be more likely to extend its lease beyond the initial term or exercise a purchase option if such option was provided for in the lease agreement. Registrant believes that this strategy reduces its exposure to the competitive conditions of the local and regional real estate markets. Because Registrant may be affected by the financial condition of its lessees rather than the competitive conditions of the real estate marketplace, Registrant's strategy has been to diversify its investments among tenants, property types and industries in addition to achieving geographical diversification.

     For the year ended December 31, 1995, revenues from properties occupied by Pre Finish, The Gap, Inc. and Varo, amounted to 31%, 27% and 19%, respectively, of the total operating revenues of Registrant. IMO Industries, Inc., Varo's parent company, is the guarantor of the Varo lease. No other property owned by Registrant accounted for more than 10% of its total operating revenues during 1995. See Note 9 to the Financial Statements in Item 8.

     Registrant voluntarily conducted Phase I environmental reviews of all of its properties in 1993. Registrant believes, based on the results of such reviews and Phase II environmental reviews of certain properties in 1994, that its properties are in substantial compliance with Federal and state environmental statutes and regulations. Phase II reviews were only performed based on the recommendations of the Phase I reviews. Portions of certain properties have been subject to a limited degree of contamination, principally in connection with either leakage from underground storage tanks or surface spills from facility activities. In many instances, tenants are actively engaged in the remediation process and addressing identified conditions. For those conditions which were identified, Registrant advised its tenants of such findings and of their obligations to perform any required remediation. Tenants are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. In addition, Registrant's leases generally require tenants to indemnify Registrant from all liabilities and losses related to the leased properties. Accordingly, Management believes that the ultimate resolution of the aforementioned environmental matters will not have a material adverse effect on Registrant's financial condition, liquidity or results of operations.

     Registrant does not have any employees. The Corporate General Partner of Registrant together with its affiliates employ twelve individuals who perform accounting, secretarial and transfer services for Registrant. Gemisys, Inc. performs certain transfer services for Registrant and The Bank of New York performs certain banking services for Registrant. In addition, Registrant has entered into an agreement with Carey Management pursuant to which Carey Management provides certain management services for Registrant.

Item 2. Properties.

     Registrant's properties are as follows:

     LEASE                                                                                         TYPE OF OWNERSHIP
    OBLIGOR                       TYPE OF PROPERTY                     LOCATION                         INTEREST
    -------                       ----------------                     --------                    -----------------
THE GAP, INC.                     Land and Distribution/               Erlanger,                   Ownership of land
                                  Warehouse Building                   Kentucky                    and building (1)

PRE FINISH METALS                 Land and Warehouse/                  Walbridge,                  Ownership of a 60%
INCORPORATED                      Manufacturing Plant                  Ohio                        interest in land
                                  and building (1)

BROOMFIELD TECH                   Land and Office/                     Broomfield,                 Ownership of land
CENTER CORPORATION                Warehouse/Manufac-                   Colorado                    and buildings (1)
                                  turing Buildings -
                                  2 locations

UNISOURCE                         Land and Office/                     Anchorage,                  Ownership of land
WORLDWIDE,                        Warehouse Building                   Alaska                      and building
INC.

IMO INDUSTRIES, INC.              Land and Office/                     Garland,                    Ownership of land
                                  Manufacturing Build-                 Texas                       and buildings (1)(2)
                                  ings - 2 locations

KOBACKER STORES,                  Land and Retail Stores               In California:              Ownership of land
INC.                              - 14 locations                         Fontana,                  and buildings (1)
                                                                         Merced, Rialto,
                                                                         Stockton and two
                                                                         in Sacramento
                                                                       In Ohio:
                                                                         Cuyahoga Falls,
                                                                         Eastlake,
                                                                         Freemont, Marion,
                                                                         Reynoldsburg,
                                                                         Tallmadge and
                                                                         Cleveland
                                                                       In Indiana:
                                                                         Anderson

WINN-DIXIE                        Land and Supermarket                 Louisville,                 Ownership of land
STORES, INC.                                                           Kentucky                    and building

(1)     These properties are encumbered by mortgage notes payable.
(2)     Only one of the locations is encumbered by a mortgage note payable.

     The material terms of Registrant's leases with its tenants are summarized in the following table:

                Registrant's
                   Share                   Current    Lease
Lease            of Current    Square      Rent Per   Expiration  Renewal  Ownership         Terms of                   Gross
Obligor       Annual Rents     Footage     Sq.Ft.(1)  (Mo/Year)   Terms    Interest          Purchase Option            Costs (2)
-----------   ------------     -------     ---------  ---------   -------  ---------------   ---------------            ---------
Pre Finish     $ 1,440,285 (3)   313,704     $7.65      06/03        YES   60% interest;     Greater of  fair market   $10,263,878
Metals Inc.                                                                as tenant-in      value of the property
                                                                           common,           or an amount equal
                                                                           remaining         to $7,873,226 plus
                                                                           interest owned    2 1/2% thereof per
                                                                           by Corporate      annum, not compounded
                                                                           Property          from 12/9/80 to the
                                                                           Associates 2      closing date.

The Gap          1,225,994       391,000      3.14      02/03        YES   100%              The greater of             11,846,079
Inc.                                                                                         fair market value
                                                                                             or $11,956,440
                                                                                             (less other amounts
                                                                                             stated in lease).

IMO
Industries,
Inc.
  Walnut St.
  property         687,750       150,203      4.58      09/02        YES   100%              N/A                         5,945,581

Unisource
Worldwide,
Inc.               312,700        44,712      6.99      12/09        YES   100%              Greater of fair             2,905,749
                                                                                             market value
                                                                                             of the property
                                                                                             or purchase cost.

Kobacker
Stores, Inc.       303,540        59,392      5.11      12/06        YES   100%              N/A                         3,177,494

Broomfield
Tech               294,136       101,100      2.91      12/01        NO    100%              The purchase price          3,988,192
Center                                                  and                                  shall be the greater
Corporation                                             05/02                                of (a) approximately
                                                                                             $2,550,000 as
                                                                                             adjusted for certain
                                                                                             allowances; (b) the
                                                                                             outstanding mortgage
                                                                                             balance at the date of
                                                                                             sale on the properties'
                                                                                             plus 50% of the fair
                                                                                             market value in excess
                                                                                             of the outstanding
                                                                                             mortgage balance less
                                                                                             allowable capital
                                                                                             improvements funded
                                                                                             by Broomfield or
                                                                                             (c) $2,375,000.

                Registrant's
                   Share                   Current    Lease
Lease            of Current    Square      Rent Per   Expiration  Renewal  Ownership         Terms of                  Gross
Obligor       Annual Rents     Footage     Sq.Ft.(1)  (Mo/Year)   Terms    Interest          Purchase Option           Costs (2)
-----------   ------------     -------     ---------  ---------   -------  ---------------   ---------------           ---------
Winn-Dixie
Stores, Inc.    $  102,400     25,600      4.00       12/99        YES     100%              N/A                       $ 1,101,904

(1) Represents rate for rent per square foot when combined with rents applicable to tenants-in-common.

(2) Includes original cost net of increases or decreases to net investment subsequent to purchase.

(3)  Partnership's share of equity rent of $461,052 plus variable debt rent.





     The material terms on the mortgage debt of Registrant's properties are summarized in the following table:

                                     Mortgage
                    Annual Interest  Balance      Annual Debt    Maturity  Estimated Payment
 Lease Obligor           Rate        12/31/95       Service        Date    Due at Maturity     Prepayment Provisions
-----------------   ---------------  --------    --------------  --------  -----------------   ---------------------
Pre Finish Metals
  Incorporated       9.00%   (1)     $2,185,344   $943,181  (2)  07/01/98          (3)         Loan may be prepaid in full or
                                                                                               in part (minimum of $500,000) at
                                                                                               any time.

The Gap, Inc.       10.00             6,249,698    844,000       07/06/09          (3)         Prepayment charges on prepayment
                                                                                               in excess of $400,000.

IMO Industries, Inc.
  Walnut Street
  property          10.00             2,896,413    586,749       10/01/02          (3)         After November 1, 1997,
                                                                                               principal balance may be paid in
                                                                                               full with a prepayment premium.

Kobacker Stores,
  Inc.              10.50             1,236,599    198,426       01/17/06          (3)         The loan may be prepaid in full
                                                                                               or in part (in multiples of
                                                                                               $10,000) with prepayment premium.

Broomfield Tech
  Center
  Corporation        9.00             2,320,753    276,136       09/01/11          (3)         The loan may be prepaid in part,
                                                                                               at any time, without a
                                                                                               prepayment premium.

(1)  Variable rate indexed to lender's prime rate.
(2)  Estimate based on current interest rates.
(3)  Fully amortizing.

Item 3. Legal Proceedings.

     As of the date hereof, Registrant is not a party to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the fourth quarter of the year ended December 31, 1995 to a vote of security holders, through the solicitation of proxies or otherwise.


                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     Information   with  respect  to   Registrant's   common  equity  is  hereby
incorporated by reference to page 19 of Registrant's Annual Report contained in Appendix A.

Item 6. Selected Financial Data.

     Selected Financial Data are hereby incorporated by reference to page 1 of Registrant's Annual Report contained in Appendix A.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Management's Discussion and Analysis are hereby incorporated by reference to pages 2 to 4 of Registrant's Annual Report contained in Appendix A.



Item 8. Financial Statements and Supplementary Data.

     The following financial statements and supplementary data are hereby incorporated by reference to pages 5 to 15 of Registrant's Annual Report contained in Appendix A.

       (i) Report of Independent Accountants.
      (ii) Balance Sheets as of December 31, 1994 and 1995.
     (iii) Statements of Income for the years ended December 31, 1993, 1994 and 1995.
      (iv) Statements of Partners' Capital for the years ended December 31,1993, 1994 and 1995.
       (v) Statements of Cash Flows for the years ended December 31, 1993, 1994 and 1995.
      (vi) Notes to Financial Statements.

Item 9. Disagreements on Accounting and Financial Disclosure.

     NONE

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     Registrant has no officers or directors. The directors and executive officers of the Corporate General Partner are as follows:

                                 Has Served as a
                                 Director and/or
         Name                   Age              Positions Held                     Officer Since (1)
         ----                   ---              --------------                     -----------------
William Polk Carey               65       Chairman of the Board                             7/78
                                          Director
Francis J. Carey                 70       President                                         7/78
                                          Director
George E. Stoddard               79       Chairman of the Investment Committee             12/78
                                          Director
Raymond S. Clark                 82       Chairman of the Executive Committee               7/78
                                          Director
Madelon DeVoe Talley             64       Vice Chairman of the Board                        4/86
                                          Director
Barclay G. Jones III             35       Executive Vice President                          8/82
                                          Director
Lawrence R. Klein                75       Chairman of the Economic Policy                   4/84
                                            Committee
                                          Director
Claude Fernandez                 43       Executive Vice President                          3/83
                                          Chief Administrative Officer
Howard J. Altmann                32       Senior Vice President                             8/90
H. Augustus Carey                38       Senior Vice President                             8/88
John J. Park                     31       Senior Vice President                             7/91
                                          Treasurer
Michael D. Roberts               44       First Vice President                              4/89
                                          Controller

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

     A description of the business experience of each officer and director of the Corporate General Partner is set forth below:

     William Polk Carey, Chairman and Chief Executive Officer, has been active in lease financing since 1959 and a specialist in net leasing of corporate real estate property since 1964. Before founding W.P. Carey & Co., Inc. ("W.P. Carey") in 1973, he served as Chairman of the Executive Committee of Hubbard,

Westervelt & Mottelay (now Merrill Lynch Hubbard), head of Real Estate and Equipment Financing at Loeb Rhoades & Co. (now Lehman Brothers), head of Real Estate and Private Placements, Director of Corporate Finance and Vice Chairman of the Investment Banking Board of duPont Glore Forgan Inc. A graduate of the University of Pennsylvania's Wharton School of Finance, Mr. Carey is a Governor of the National Association of Real Estate Investment Trusts (NAREIT). He also serves on the boards of The Johns Hopkins University and its medical school, The James A. Baker III Institute for Public Policy at Rice University, and other educational and philanthropic institutions. He founded the Visiting Committee to the Economics Department of the University of Pennsylvania and co-founded with Dr. Lawrence R. Klein the Economics Research Institute at that university.

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

     Madelon DeVoe Talley, Vice Chairman, is a member of the New York State Controller's Investment Committee, a Commissioner of the Port Authority of New York and New Jersey, former CIO of New York State Common Retirement Fund and New York State Teachers Retirement System. She also served as a managing director of Rothschild, Inc. and as the President of its asset management division. Besides her duties at W.P. Carey, Mrs. Talley is also a former Governor of the N.A.S.D. and is a director of Biocraft Laboratories, a New York Stock Exchange company. She is an alumna of Sarah Lawrence College and the graduate school of International Affairs at Columbia University.

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

     Lawrence R. Klein, Chairman of the Economic Policy Committee since 1984, is Benjamin Franklin Professor of Economics Emeritus at the University of Pennsylvania, having joined the faculty of Economics and the Wharton School in 1958. He holds earned degrees from the University of California at Berkeley and Massachusetts Institute of Technology and has been awarded the Nobel Prize in Economics as well as over 20 honorary degrees. Founder of Wharton Econometric Forecasting Associates, Inc., Dr. Klein has been counselor to various corporations, governments, and government agencies including the Federal Reserve Board and the President's Council of Economic Advisers.

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

     Howard J. Altmann, Senior Vice President, Investment Department, joined W.P. Carey in August 1990. He was a securities analyst at Goldman Sachs & Co. for the retail industry from 1986 to 1988. Mr. Altmann received his undergraduate degree in economics and finance from McGill University and his M.B.A. from the Stanford University Graduate School of Business.

     H. Augustus Carey, Senior Vice President, returned to W.P. Carey in 1988. Mr. Carey previously worked for W.P. Carey from 1979 to 1981 as Assistant to the President. Prior to rejoining W.P. Carey, Mr. Carey served as a loan officer of the North American Department of Kleinwort Benson Limited in London, England. He received an A.B. from Amherst College in 1979 and an M.Phil. in Management Studies from Oxford University in 1984. Mr. Carey is a trustee of the Oxford Management Centre Associates Council.

     John J. Park, Senior Vice President and Treasurer, joined W.P. Carey as an Investment Analyst in December 1987. Mr. Park received his undergraduate degree from Massachusetts Institute of Technology and his M.B.A. in Finance from New York University.

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


Item 11. Executive Compensation.

     Under the Amended Agreement of Limited Partnership of Registrant (the "Agreement"), 9/10th of 1% of Distributable Cash From Operations, as defined, is payable to the Corporate General Partner and 1/10 of 1% of Distributable Cash From Operations is payable to the Individual General Partner. The Corporate General Partner and the Individual General Partner received $11,822 and $1,314, respectively, from Registrant as their share of Distributable Cash From Operations during the year ended December 31, 1995. As owner of 200 Limited Partnership Units, the Corporate General Partner received cash distributions of $6,502 ($32.51 per Unit) during the year ended December 31, 1995. See Item 6 for the net income allocated to the General Partners under the Agreement. Registrant is not required to pay, and has not paid, any remuneration to the officers or directors of the Corporate General Partner or any other affiliate of Registrant during the year ended December 31, 1995. Although Registrant is authorized to pay the Individual General Partner a fee of up to $15,000 in any year beginning after December 31, 1978, no fee will be paid so long as Mr. Carey is the Individual General Partner and no fee may be paid to any successor Individual General Partner appointed by Mr. Carey pursuant to the Agreement.

     In the future, the Corporate General Partner will expect to receive 9/10th of 1% of Distributable Cash From Operations, the Individual General Partner will expect to receive 1/10th of 1% of Distributable Cash From Operations and each General Partner will continue to be allocated the same percentage of the profits and losses of Registrant as had been allocated in the past. For a description of the subordinated interest of the Corporate General Partner and the Individual General Partner in Cash From Sales and Cash From Financings, reference is made to the materials contained in the Prospectus under the heading MANAGEMENT COMPENSATION.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     As of December 31, 1995, no person owned of record, or was known by Registrant to own beneficially more than 5% of the Limited Partnership Units of Registrant.

     The following table sets forth as of March 20, 1996 certain  information as
to  the  ownership  by  directors  and  executive   officers  of  securities  of
Registrant:

                                                                    Number of Units
                                     Name of                         and Nature of                      Percent
Title of Class                  Beneficial Owner                  Beneficial Ownership (1)              of Class
--------------                  ----------------                  ------------------------              --------
Limited
  Partnership Units             William Polk Carey (1)                  205  units                        .51%
                                Raymond S. Clark                         24                               .06
                                Francis J. Carey
                                George E. Stoddard
                                Madelon DeVoe Talley
                                Barclay G. Jones III
                                Lawrence R. Klein
                                Claude Fernandez
                                Howard J. Altmann
                                H. Augustus Carey
                                John J. Park
                                Michael D. Roberts                      ---                               ---

All executive officers
and directors as a
group (12 persons)                                                      229  units                        .57%
                                                                        ===                               ====

(1) As of March 20, 1996, the Corporate General Partner, W. P. Carey & Co., Inc., owned 205 Limited Partnership Units of Registrant. William Polk Carey, the sole shareholder of the Corporate General Partner, is the beneficial owner of these Units.


     There exists no arrangement, known to Registrant, the operation of which may at a subsequent date result in a change of control of Registrant.


Item 13. Certain Relationships and Related Transactions.

     For a description of transactions and business relationships between Registrant and its affiliates and their directors and officers, see Notes 2 and 3 to the Financial Statements in Item 8. Michael B. Pollack, First Vice President and Secretary of the Corporate General Partner, is a partner of Reed Smith Shaw & McClay which is engaged to perform legal services for Registrant.

     No officer or director of the Corporate General Partner or any other affiliate of Registrant or any member of the immediate family or associated organization of any such officer or director was indebted to Registrant at any time since the beginning of Registrant's last fiscal year.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

 (a)  1. Financial Statements:

     The following financial statements are filed as a part of this Report:

Report of Independent Accountants.

Balance Sheets, December 31, 1994 and 1995.

Statements of Income for the years ended December 31, 1993, 1994 and 1995.

Statements of Partners' Capital for the years ended December 31, 1993, 1994 and 1995.

Statements of Cash Flows for the years ended December 31, 1993, 1994 and 1995.

Notes to Financial Statements.

The financial statements are hereby incorporated by reference to pages 5 to 15 of Registrant's Annual Report contained in Appendix A.

 (a)  2. Financial Statement Schedule:

     The following schedule is filed as a part of this Report:

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 1995.

Notes to Schedule III.

Schedule III and notes thereto are hereby incorporated by reference to pages 16 to 17 of Registrant's Annual Report contained in Appendix A.

     Financial Statement Schedules other than those listed above are omitted because the required information is given in the Financial Statements, including the Notes thereto, or because the conditions requiring their filing do not exist.

  (a)  3 Exhibits:


     The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit                                                                                         Method of
  No.             Description                                                                    Filing
-------           -----------                                                                    ------
     3.1       Amended Agreement of Limited Partnership of                              Exhibit 3(B) to Regis-
               Registrant dated as of October 20, 1978.                                 tration Statement
                                                                                        S-11) No. 2-62195
                                                                                        (Form 8-K)

     4.1       Mortgage dated July 6, 1979 from Registrant                              Exhibit D to Form 8-K
               to the Equitable Life Assurance Society of                               filed July 20, 1979
               the United States.

     4.2       Secured Note dated July 6, 1979 from                                     Exhibit C to Form 8-K
               Registrant to the Equitable Life Assur-                                  filed July 20, 1979
               ance Society of the United States.

     4.3       Assignment of Lessor's Interest in Lease                                 Exhibit E to Form 8-K
               dated July 6, 1979 from Registrant and                                   filed July 20, 1979
               The Gap Stores, Inc. to The Equitable
               Life Assurance Society of the United States.

     4.4       Straw Party Agreement between Registrant                                 Exhibit 12(H) to Regis-
               and Broomfield Properties Corp. ("BPC")                                  tration Statement (Form
               dated as of November 17, 1978.                                           S-11) No. 2-62195

     4.5       First Mortgage Amortized Payment Note                                    Exhibit 12 to Regis-
               from BPC to General American Life                                        tration Statement (Form
               Insurance Company ("GA").                                                S-11) No. 2-62195

     4.6       Deed of Trust from BPC to the Public Trustees                            Exhibit 12(O) to Regis-
               of the County of Boulder, Colorado, as                                   tration Statement (Form
               trustee for GA.                                                          S-11) No. 2-62195

     4.7       Assignment of Rents and Lessor's Interest                                Exhibit 4.7 to Form
               in Leases from BPC to GA dated November 17,                              10-K filed March 31,
               1978.                                                                    1982

     4.8       Straw Party Agreement by and among Line 6                                Exhibit 4.8 to Form
               Corp., Registrant and CPA(R):2 dated                                     10-K filed March 31,
               December 11, 1980.                                                       1982

     4.9       Secured Note from Line 6 Corp. to                                        Exhibit 4.9 to Form
               Connecticut General Life Insurance                                       10-K filed March 31,
               Company ("CG").                                                          1982

Exhibit                                                                                         Method of
  No.             Description                                                                    Filing
-------           -----------                                                                    ------
     4.10      Mortgage from Line 6 Corp. to CG dated                                   Exhibit 4.10 to Form
               as of December 1, 1980.                                                  10-K filed March 31,
                                                                                        1982

     4.11      Assignment of Lease from Line 6 Corp. to                                 Exhibit 4.11 to Form
               CG dated as of December 1, 1980.                                         10-K filed March 31,
                                                                                        1982

     4.12      Agreement to furnish instruments defining                                Exhibit 4.12 to Form
               the rights of holders of long-term debt                                  10-K filed March 31,
               of Registrant.                                                           1982

     4.13      $11,000,000 Note dated May 30, 1986 from                                 Exhibit 4.2 to Regis-
               Creditanstalt-Bankverein ("Creditanstalt"),                              trant's Form 8-K dated
               as Lender, to the Registrant and CPA(R):2,                               July 14, 1986
               Borrower.

     4.14      Note Purchase Agreement dated as of May                                  Exhibit 4.3 to Regis-
               30, 1986 between Material Sciences                                       trant's Form 8-K dated
               Corporation ("MSC"), as Purchaser, and                                   July 14, 1986
               Creditanstalt, as Lender.

     4.15      Letter dated June 27, 1986 from Registrant                               Exhibit 4.4 to Regis-
               and CPA(R):2 to Pre Finish Metals Incorporated                           trant's Form 8-K dated
               ("PFM") and MSC regarding Note Purchase                                  July 14, 1986
               Agreement.

     4.16      Mortgage and Security Agreement dated as of                              Exhibit 4.5 to Regis-
               May 30, 1986 between Registrant and CPA(R):2,                            trant's Form 8-K dated
               as Mortgagor, and Creditanstalt, as Mortgagee                            July 14, 1986
               and Secured Party.

     4.17      Assignment of Agreements dated as of May 30,                             Exhibit 4.6 to Regis-
               1986 from the Registrant and CPA(R):2, as                                trant's Form 8-K dated
               Assignors, to Creditanstalt, as Assignee.                                July 14, 1986

     4.18      Assignment of Sublease dated as of May 30,                               Exhibit 4.7 to Regis-
               1986 from PFM, as Assignor, to the Registrant                            trant's Form 8-K dated
               and CPA(R):2, as Assignees.                                              July 14, 1986

     4.19      Letter Agreement dated June 26, 1986 among                               Exhibit 4.8 to Regis-
               Creditanstalt, as Lender, and MSC and PFM.                               trant's Form 8-K dated
                                                                                        July 14, 1986

     4.20      Joint Tenancy Agreement dated May 30, 1986                               Exhibit 4.9 to Regis-
               between Registrant and CPA(R):2.                                         trant's Form 8-K dated
                                                                                        July 14, 1986

    10.1       Lease Agreement dated July 6, 1979 between                               Exhibit A to Form 8-K
               Registrant and The Gap Stores, Inc.                                      filed July 20, 1979

    10.2       Straw Party Agreement between Registrant                                 Exhibit 12(H) to Regis-
               and BPC dated as of November 17, 1978.                                   tration Statement (Form
                                                                                        S-11) No. 2-62195

Exhibit                                                                                         Method of
  No.             Description                                                                    Filing
-------           -----------                                                                    ------
    10.3       Lease Agreement between BPC and Storage                                  Exhibit 12(P) to Regis-
               Technology Corporation dated as of                                       tration Statement (Form
               November 17, 1978.                                                       S-11) No. 2-62195

    10.4       Straw Party Agreement by and among Line 6                                Exhibit 4.8 to Form
               Corp., Registrant and CPA(R):2 dated                                     10-K filed March 31,
               December 11, 1980.                                                       1982

    10.5       Lease and Agreement between Line 6 Corp.                                 Exhibit 10.5 to Form
               and Pre Finish Metals, Inc. dated as of                                  10-K filed March 31,
               December 1, 1980.                                                        1982

    10.6       Management Agreement between Registrant and                              Exhibit 12(C) to Regis-
               Carey Corporate Property Management, Inc.                                tration Statement (Form
                                                                                        S-11) No. 2-62195

    10.7       Support Agreement among Registrant, Carey                                Exhibit 12(E) to Regis-
               Corporate Property Management, Inc. and                                  tration Statement (Form
               W.P. Carey & Co., Inc.                                                   S-11) No. 2-62195

    10.8       First Amendment to Lease and Agreement dated                             Exhibit 10.2 to Regis-
               as of May 30, 1986 between Registrant and                                trant's Form 8-K dated
               CPA(R):2, as Lessor, and PFM, as Lessee.                                 July 14, 1986

    10.9       Memorandum of First Amendment to Lease and                               Exhibit 10.3 to Regis-
               Agreement dated May 30, 1986 between                                     trant's Form 8-K dated
               Registrant and CPA(R):2, as Lessor, and PFM,                             July 14, 1986
               as Lessee.

    10.10      Letter dated June 30, 1986 from Creditanstalt                            Exhibit 10.4 to Regis-
               to PFM regarding Lease as amended by First                               trant's Form 8-K dated
               Amendment to Lease and Agreement, dated May                              July 14, 1986
               30, 1986.

    10.11      Lease Guaranty dated as of May 30, 1986                                  Exhibit 10.5 to Regis-
               from MSC to Registrant and CPA(R):2 and                                  trant's Form 8-K dated
               Creditanstalt.                                                           July 14, 1986

    10.12      Sublease dated as of May 30, 1986 between                                Exhibit 10.6 to Regis-
               PFM and Walbridge Coatings ("Walbridge").                                trant's Form 8-K dated
                                                                                        July 14, 1986

    10.13      Memorandum of Sublease dated as of May 30,                               Exhibit 10.7 to Regis-
               1986 by and between PFM and Walbridge.                                   trant's Form 8-K dated
                                                                                        July 14, 1986

    10.14      Lease Agreement between Registrant as landlord and                       Exhibit 10.1 to Registrant's Form
               Varo as tenant.                                                          8-K dated November 4, 1992

    10.15      Guaranty and Suretyship Agreement from IMO to Registrant.                Exhibit 10.2 to Registrant's Form
                                                                                        8-K dated November 4, 1992

    10.16      Construction Contract between Registrant, as owner, and                  Exhibit 10.3 to Registrant's Form
               Rule Construction Incorporated as contractor.                            8-K dated November 4, 1992

Exhibit                                                                                         Method of
  No.             Description                                                                    Filing
-------           -----------                                                                    ------
    10.17      Construction Agency Agreement between Registrant, as                     Exhibit 10.4 to Registrant's Form
               owner, and Varo as agent.                                                8-K dated November 4, 1992

    10.18      Promissory Note of Registrant to MetLife.                                Exhibit 10.5 to Registrant's Form
                                                                                        8-K dated November 4, 1992

    10.19      Commercial Deed of Trust from Registrant to George C.                    Exhibit 10.6 to Registrant's Form
               Dunlap, Jr. as trustee for the benefit of MetLife.                       8-K dated November 4, 1992

    10.20      Indemnity Agreement between Registrant as indemnitor and                 Exhibit 10.7 to Registrant's Form
               MetLife as indemnitee.                                                   8-K dated November 4, 1992

    10.21      Lease Modification Agreement between Registrant and Varo.                Exhibit 10.8 to Registrant's Form
                                                                                        8-K dated November 4, 1992

    28.1       Instruction Letters from Cigna Corporation                               Exhibit 28.1 to Regis-
               dated June 25, 1986 to Creditanstalt and                                 trant's Form 8-K dated
               Louisville Title Agency regarding repayment                              July 14, 1986
               of loan.

    28.2       Estoppel Certificate dated as of June 30,                                Exhibit 28.2 to Regis-
               1986 from PFM to Creditanstalt.                                          trant's Form 8-K dated
                                                                                        July 14, 1986

    28.3       Estoppel Certificate dated as of June 30,                                Exhibit 28.3 to Regis-
               1986 from Walbridge to Creditanstalt.                                    trant's Form 8-K dated
                                                                                        July 14, 1986

    28.4       Seller's/Lessee's Certificate dated as of                                Exhibit 28.4 to Regis-
               June 30, 1986 from PFM to Registrant and                                 trant's Form 8-K dated
               CPA(R):2.                                                                July 14, 1986

    28.5       Bill of Sale dated as of May 30, 1986 from                               Exhibit 28.5 to Regis-
               PFM to Registrant and CPA(R):2.                                          trant's Form 8-K dated
                                                                                        July 14, 1986

    28.6       Deed dated as of May 30, 1986 from PFM                                   Exhibit 28.6 to Regis-
               to Registrant and CPA(R):2.                                              trant's Form 8-K dated
                                                                                        July 14, 1986

    28.7       Environmental Indemnity Agreement between Varo and IMO                   Exhibit 28.1 to Registrant's Form
               as indemnitors and MetLife as indemnitee.                                8-K dated November 4, 1992

    28.8       Press release dated June 30, 1993                                        Exhibit 28.1 to Form 8-K
               announcing the suspension of secondary                                   dated July 12, 1993
               market sales of Limited Partnership Units.


  (b)    Reports on Form 8-K

     During the quarter ended December 31, 1995 the Registrant was not required to file any reports on Form 8-K.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CORPORATE PROPERTY ASSOCIATES
                                    (a California limited partnership)

                                    BY:  W. P. CAREY & CO., INC.


  03/28/96                          BY:  /s/ Claude Fernandez
  --------                               -------------------------------
    Date                                    Claude Fernandez
                                            Executive Vice President and
                                            Chief Administrative Officer
                                            (Principal Financial Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           BY: W. P. CAREY & CO., INC.

               William P. Carey
               Chairman of the Board
               and Director
               (Principal Executive Officer)

               Francis J. Carey                      BY: /s/ George E. Stoddard
               President and Director                    -----------------------
                                                         George E. Stoddard
                                                         Attorney in fact
                                                         March 28, 1996
               George E. Stoddard
               Chairman of the Investment
               Committee and Director

               Dr. Lawrence R. Klein
               Chairman of the Economic Policy
               Committee and Director

               Madelon DeVoe Talley
               Vice Chairman of the Board of
               Directors and Director

03/28/96   BY: /s/ Claude Fernandez
   Date        -------------------------------
               Claude Fernandez
               Executive Vice President and
               Chief Administrative Officer
               (Principal Financial Officer)

03/28/96   BY: /s/ Michael D. Roberts
   Date         -------------------------------
               Michael D. Roberts
               First Vice President and Controller
               (Principal Accounting Officer)

                                                         APPENDIX A TO FORM 10-K













                          CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)















                                                              1995 ANNUAL REPORT

SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

(In thousands except per unit amounts)


                                    1991      1992      1993      1994      1995
                                    ----      ----      ----      ----      ----
OPERATING DATA:

Revenues                         $ 4,094   $ 4,102   $ 4,418   $ 4,480   $ 4,831

Net income                           990     1,058     1,160     1,108     1,842

Net income allocated:
      To General Partners             10        11        12        11        19
      To Limited Partners            980     1,047     1,148     1,097     1,823
         Per unit                  24.49     26.18     28.71     27.43     45.58

Distributions attributable (1):
      To General Partners             12        12        13        13        13
      To Limited Partners          1,218     1,234     1,250     1,264     1,333
         Per unit                  30.46     30.86     31.25     31.53     33.32

Payment of mortgage
principal (2)                        877       972     1,178     1,306     1,417


BALANCE SHEET DATA:

Total assets                      25,222    26,776    25,531    24,418    23,530

Long-term
obligations (3)                   15,698    17,324     9,564    14,889    13,432

(1) Includes distributions attributable to the fourth quarter of each fiscal year payable in the following fiscal year less distributions in the first fiscal quarter attributable to the prior year.

(2)  Represents scheduled mortgage principal amortization paid.

(3)  Represents mortgage obligations due after more than one year.

MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

     Results of Operations

     Net income for the year ended December 31, 1995 increased by $734,000, an increase of 66%, as compared with the prior year. The results for 1995 benefited from certain nonrecurring items totaling $244,000 and which are classified as other income in the accompanying financial statements. The results of operations for 1995 also benefited from a decrease in property and interest expenses, and an increase in rental revenues. The decrease in property expense was due to higher costs incurred in 1994 in connection with the assessment of liquidity alternatives which included environmental reviews and property valuations. The increase in lease revenues was primarily as a result of an increase in the variable mortgage interest rate on the debt component of rentals from Pre Finish Metals Incorporated ("Pre Finish"). The increased debt service payments on the Pre Finish mortgage loan were directly passed through to the tenant in the form of a rent adjustment, thereby having no impact on the Partnership's cash flow. Interest expense decreased as a result of principal payments of $1,417,000 of mortgage balances. The Partnership's cash flows from operating activities also increased by 20% as compared with the prior year.

     Net income and cash provided from operations for 1994 decreased moderately as compared with the prior year. The decreases were primarily due to an increase in property expenses and were partially offset by a decrease in interest expense. The increase in property expense was a result of costs incurred in connection with the assessment of the Partnership's liquidity alternatives. The decrease in interest expense was due to lower average mortgage balances as a result of the scheduled paydown of $1,305,000 of mortgage principal during 1994.

     The Partnership expects the trend of decreasing interest expense to continue as the Partnership's mortgage balances continue to amortize. In addition, lease revenues are expected to continue to increase moderately. Effective January 1996, the equity component of Pre Finish rent has increased by $36,000 per annum. A scheduled rent increase of $135,000 per annum on one of the Partnership's leases with IMO Industries, Inc. ("IMO") will be effective in October 1997. As the Partnership recognizes revenues from this IMO lease on the straight-line method, rental revenue will not increase for financial reporting purposes even though operating cash flow will reflect the benefit of the scheduled increase. The other IMO lease expires in April 1996. As a result of this expiration, annual lease revenues and cash flow will decrease by $91,400. A rent increase is also scheduled in 1998 on the Partnership's lease with the The Gap, Inc. ("The Gap"). In 1995, the Partnership's lease with Unisource
Worldwide, Inc. ("Unisource") had a scheduled decrease. Because this coincided with the final payment on the mortgage loan collateralized by the Unisource property, the Partnership's annual cash flow from the Unisource property will increase by $80,000. The Partnership is actively remarketing the property which will be vacated by IMO.

     Because of the long-term nature of the Partnership's net leases, inflation and changing prices have not unfavorably affected the Partnership's revenues and net income. Certain of the Partnership's net leases have increases based on formulas indexed to increases in the Consumer Price Index ("CPI") and may have caps on such CPI increases, periodic mandated rent increases or sales overrides which should increase operating revenues in the future. Future rent increases may be affected by changes in the method of the calculation of the CPI. Although there are indications that there may be legislation which considers changes to the CPI methodology, the Partnership cannot predict the outcome of any proposed changes relating to the CPI formula.

     Financial Condition

     All of the Partnership's properties are leased to corporate tenants under long-term net leases which generally require tenants to pay all operating expenses relating to the leased properties. The Partnership depends on relatively stable or increasing cash flow from its net leases to meet operating expenses, service its debt, fund distributions and maintain adequate cash reserves. The Partnership maintains a cash reserve to fund major outlays such as capital improvements and balloon debt payments. Such expenditures may also be funded from additional borrowing on the Partnership's real estate portfolio. As a real estate limited partnership, the Partnership has distributed since its inception a substantial portion of its cash flow to its partners. The Partnership's current strategy has been to utilize its funds from operations and excess cash reserves to fund an increasing rate of distributions to its partners.

     Cash generated from operating activities has generally remained stable or increased over the past several years. Cash reserves utilized in paying distributions include cash that was generated from operating and investing activities in prior periods. Cash flow generated from operating and investing activities has generally exceeded distributions paid; however, in many instances, distributions have exceeded earnings. Management gives consideration to its projections of cash flows and cash provided from operations as well as the Partnership's current cash balances in determining the distributions paid to limited partners. Distributions paid to limited partners have exceeded net income per Limited Partnership Unit in 1991, 1992, 1993 and 1994 by $5.87, $4.58, $2.45 and $4.00, respectively. This occurs because net income is reduced by noncash charges, such as depreciation, amortization and property writedowns, which do not impact cash flow. Distributions exceeded net income per Limited Partnership Unit in 1995.

     In 1995, cash provided from operations of $2,666,000 was sufficient to fund distributions of $1,314,000 and $1,352,000 of the $1,417,000 of scheduled mortgage principal amortization. Management believes that there are sufficient cash reserves to continue to moderately increase the rate of distributions without adversely affecting the financial condition of the Partnership even if a portion of such reserves are used to pay mortgage principal.

     The Partnership did not have any investing activities during 1995 nor does it expect to fund any capital expenditures in the near future unless it is necessary for the remarketing of the IMO property. Since funding improvements to an IMO property in 1993 from mortgage proceeds encumbering the property, the Partnership has not funded additional improvements to any of its properties.

     The Partnership's financing activities during 1995 consisted of the payment of distributions and of scheduled mortgage principal payments. The Partnership's financing activities over the past several years have primarily consisted of meeting scheduled principal payments on mortgage debt and paying distributions to partners, which Management believes is consistent with the Partnership's objectives.

     As a result of its stable cash flow and ability to maintain adequate reserves, the Partnership has no lines of credit or other short-term financing arrangements. Management believes the Partnership has additional borrowing capacity based on the unleveraged portion of its real estate portfolio and the continuing principal reductions of existing mortgage loans. Principal payments are scheduled to continue at current levels over the next several years. All of the Partnership's mortgage debt is fully amortizing, with all loans scheduled to be fully paid between 1998 and 2011. The Partnership may seek to utilize such borrowing potential in the future to refinance existing mortgage loans.

     In January 1996 the Partnership received a commitment from a lender to refinance an existing mortgage loan on the property leased to the Gap. The current loan had an outstanding balance of $6,250,000 at December 31, 1995 and would be fully repaid in 2009. The new loan which, if executed, would be for $6,400,000 and require a balloon payment of approximately $5,600,000 at the end of its three year term, would increase annual cash flow by $143,000. In the event that the existing loan is not refinanced, the outstanding balance will be approximately $5,400,000 in three years.

     Broomfield notified the Partnership of its intention to exercise its option to purchase the properties it leases from the Partnership. Although exercise of the option had been scheduled to occur in May 1994, no agreement had been reached on the purchase price as of December 31, 1995. There are currently no negotiations being pursued in connection with the exercise of the option. In the event that an agreement is reached, cash flow would not be significantly affected as rentals currently exceed debt service requirements on the properties by $24,000. Beginning June 30, 1998, Pre Finish may exercise an option to purchase its leased property upon six months notice with such option period ending in 2003. The option would be exercisable at the greater of fair market value or $7,873,000 plus 2 1/2% thereof compounded from December 1998 to the closing date. As the mortgage loan on the Pre Finish properties will have been satisfied by the June 30, 1998 option date, the Partnership would retain the full proceeds of a sale. Annual cash flow from the Pre Finish property is $497,000.

     All of the properties are currently leased to corporate tenants, all of whom are subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. The Partnership normally structures its leases to require tenants to comply with all laws. In addition, substantially all of the Partnership's net leases include indemnification provisions which require tenants to indemnify the Partnership from all liabilities and losses related to their operations at the leased properties. If the Partnership undertakes to clean up or remediate any of its leased properties, the General Partners believe that in most cases the Partnership will be entitled to full reimbursement from tenants for such costs. Further, in the event that the Partnership either is responsible or becomes responsible for such costs because of a tenant's failure to fulfill its obligations the General Partners believe that the ultimate resolution of the aforementioned environmental matters will not have a material adverse effect on the Partnership's financial condition, liquidity or results of operations.

     In 1994, the Partnership voluntarily conducted Phase II reviews of certain of its properties based on the results of the Phase I environmental reviews conducted in 1993. The Partnership believes, based on the results of such reviews, that its properties are in substantial compliance with Federal and state environmental statutes and regulations. Portions of certain properties have been documented as having a limited degree of contamination, principally in connection with either leakage from underground storage tanks or surface spills from facility activities. For those conditions which have been recently identified, the Partnership has advised its tenants of such findings and of their obligations, if any, to perform any required remediation.

     Effective January 1, 1995, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 121 - Accounting for the
Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of ("SFAS 121"). Pursuant to SFAS 121, the Partnership assesses the recoverability of its real estate assets, including residual interests, based on projections of cash flows over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated net realizable value. The adoption of SFAS 121 did not have a material effect on the Partership's financial condition or results of operations.

                        REPORT of INDEPENDENT ACCOUNTANTS


To the Partners of
  Corporate Property Associates:


     We have audited the accompanying balance sheets of Corporate Property Associates (a California limited partnership) as of December 31, 1994 and 1995, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1995. We have also audited the financial statement schedule included on pages 16 to 17 of this Annual
Report. These financial statements and financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corporate Property Associates (a California limited partnership) as of December 31, 1994 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the Schedule of Real Estate and Accumulated Depreciation as of December 31, 1995, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the financial information required to be included therein pursuant to Securities and Exchange Commission Regulation S-X Rule 12-28.


                                               /s/ Coopers & Lybrand L.L.P.

New York, New York
March 18, 1996

                          CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)

                                 BALANCE SHEETS

                           December 31, 1994 and 1995


                                                      1994              1995
                                                 ------------      ------------
        ASSETS:

Real estate leased to others:
   Accounted for under the
      operating method:
         Land                                    $  3,546,994      $  3,546,994
         Buildings                                 30,785,997        30,785,997
                                                 ------------      ------------
                                                   34,332,991        34,332,991
         Accumulated depreciation                  16,860,783        17,950,541
                                                 ------------      ------------
                                                   17,472,208        16,382,450
   Net investment in direct
      financing leases                              4,919,462         4,895,886
                                                 ------------      ------------
         Real estate leased to others              22,391,670        21,278,336
Cash and cash equivalents                             937,631           872,864
Escrow funds                                          100,000           100,000
Accrued interest and rents receivable                 366,095           377,471
Due from affiliates                                     3,939
Other assets, net of accumulated
   amortization of $29,878 in 1994
   and $56,946 in 1995                                618,301           901,434
                                                 ------------      ------------
             Total assets                        $ 24,417,636      $ 23,530,105
                                                 ============      ============

        LIABILITIES:

Mortgage notes payable                           $ 16,306,218      $ 14,888,807
Accrued interest payable                              202,920           190,843
Accounts payable and accrued expenses                 181,118            81,726
Prepaid rental income                                 113,549           178,486
Security deposits                                      85,062            85,062
Accounts payable to affiliates                                           46,304
                                                 ------------      ------------
             Total liabilities                     16,888,867        15,471,228
                                                 ------------      ------------

Commitments and contingencies

        PARTNERS' CAPITAL:

General Partners                                     (103,980)          (98,679)

Limited Partners (40,000
   Limited Partnership Units
   issued and outstanding)                          7,632,749         8,157,556
                                                 ------------      ------------
             Total partners' capital                7,528,769         8,058,877
                                                 ------------      ------------

             Total liabilities and
             partners' capital                   $ 24,417,636      $ 23,530,105
                                                 ============      ============

The accompanying notes are an integral part of the financial statements.

                          CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)

                              STATEMENTS of INCOME

              For the years ended December 31, 1993, 1994 and 1995



                                                                     1993               1994                1995
                                                                     ----               ----                ----
Revenues:
   Rental income                                                   $3,843,731          $3,907,692          $3,994,281
   Interest income from direct financing leases                       522,366             518,483             525,673
   Other interest income                                               49,408              54,285              66,654
   Other income                                                         2,865                                 244,010
                                                                   ----------          ----------          ----------
                                                                    4,418,370           4,480,460           4,830,618
                                                                   ----------          ----------          ----------

Expenses:
   Interest on mortgages                                            1,672,658           1,598,614           1,524,837
   Depreciation                                                     1,120,162           1,106,712           1,089,758
   General and administrative                                         202,361             222,086             237,800
   Property expenses                                                  250,790             428,358             109,460
   Amortization                                                        12,397              16,511              27,068
                                                                   ----------          ----------          ----------
                                                                    3,258,368           3,372,281           2,988,923
                                                                   ----------          ----------          ----------


      Net income                                                   $1,160,002          $1,108,179          $1,841,695
                                                                   ==========          ==========          ==========


Net income allocated to:
   Individual General Partner                                      $    1,160          $    1,108          $    1,842
                                                                   ==========          ==========          ==========


   Corporate General Partner                                       $   10,440          $    9,974          $   16,575
                                                                   ==========          ==========          ==========


   Limited Partners                                                $1,148,402          $1,097,097          $1,823,278
                                                                   ==========          ==========          ==========


Net income per Unit
  (40,000 Limited Partnership
  Units outstanding)                                                 $28.71              $27.43              $45.58
                                                                     ======              ======              ======

The accompanying notes are an integral part of the financial statements.

                          CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)

                         STATEMENTS of PARTNERS' CAPITAL

              For the years ended December 31, 1993, 1994 and 1995



                                                           Partners' Capital Accounts
                                                           --------------------------
                                                                                                              Limited
                                                                                                             Partners'
                                                                         General             Limited         Amount Per
                                                       Total             Partners            Partners         Unit  (a)
                                                       -----             --------            --------         ---------
Balance, December 31, 1992                          $ 7,789,277         $(101,373)         $ 7,890,650          $197

Distributions                                        (1,258,990)          (12,590)          (1,246,400)          (31)

Net income, 1993                                      1,160,002            11,600            1,148,402            29
                                                    -----------         ---------          -----------          ----

Balance, December 31, 1993                            7,690,289          (102,363)           7,792,652           195

Distributions                                        (1,269,699)          (12,699)          (1,257,000)          (31)

Net income, 1994                                      1,108,179            11,082            1,097,097            27
                                                    -----------         ---------          -----------          ----

Balance, December 31, 1994                            7,528,769          (103,980)           7,632,749           191

Distributions                                        (1,313,535)          (13,135)          (1,300,400)          (33)

Unrealized appreciation
   in marketable securities                               1,948                19                1,929

Net income, 1995                                      1,841,695            18,417            1,823,278            46
                                                    -----------         ---------          -----------          ----

Balance, December 31, 1995                          $ 8,058,877         $ (98,679)         $ 8,157,556          $204
                                                    ===========         =========          ===========          ====

(a)  Based on 40,000 Units issued and outstanding during all periods.

The accompanying notes are an integral part of the financial statements.

                          CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)

                            STATEMENTS of CASH FLOWS
              For the years ended December 31, 1993, 1994 and 1995

                                                                                    1993                1994                1995
                                                                                -----------         -----------         -----------
Cash flows from operating activities:
    Net income                                                                  $ 1,160,002         $ 1,108,179         $ 1,841,695
    Adjustments to reconcile net income
       to net cash provided by operating activities:
       Depreciation and amortization                                              1,132,559           1,123,223           1,116,826
       Cash receipts on direct financing leases in
         excess of amortization of unearned income                                   34,707              38,590              23,576
       Cash receipts on operating leases less
         than income recognized                                                     (67,500)            (67,500)            (67,500)

       Securities received in connection with settlement                                                                    (44,561)
       Net change in operating assets and liabilities                                31,409              13,980            (203,857)

                                                                                -----------         -----------         -----------
            Net cash provided by operating
               activities                                                         2,291,177           2,216,472           2,666,179
                                                                                -----------         -----------         -----------

Cash flows from investing activities:
    Costs capitalized subsequent to acquisition                                    (321,855)
    Funds released from escrow in connection with
       investing activities                                                         321,855
    Purchase of note receivable                                                                         (77,254)
                                                                                -----------         -----------
            Net cash used in investing activities                                      --               (77,254)
                                                                                -----------         -----------

Cash flows from financing activities:
    Distributions to partners                                                    (1,258,990)         (1,269,699)         (1,313,535)

    Proceeds from mortgage note payable                                                               2,400,000
    Deferred refinancing costs                                                                         (272,746)
    Payments of mortgage principal                                               (1,177,987)         (1,305,967)         (1,417,411)

    Prepayment of mortgage payable                                                                   (2,112,194)
                                                                                -----------         -----------         -----------
            Net cash used in financing activities                                (2,436,977)         (2,560,606)         (2,730,946)

                                                                                -----------         -----------         -----------

            Net decrease in cash
               and cash equivalents                                                (145,800)           (421,388)            (64,767)


Cash and cash equivalents, beginning of year                                      1,504,819           1,359,019             937,631
                                                                                -----------         -----------         -----------

       Cash and cash equivalents, end of year                                   $ 1,359,019         $   937,631         $   872,864
                                                                                ===========         ===========         ===========

The accompanying notes are an integral part of the financial statements.

                         AMCORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)

                          NOTES to FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies:

     Use of Estimates:

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Real Estate Leased to Others:

            Real estate is leased to others on a net lease  basis,  whereby  the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements.

            The Partnership  diversifies  its  real  estate   investments  among
               various corporate tenants engaged in different industries and by property type throughout the United States.

            The leases are accounted  for under  either the direct  financing or operating methods. Such methods are described below:

                      Direct financing method - Leases accounted for under the direct financing method are recorded at their net investment (Note 5). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Partnership's net investment in the lease.

                      Operating method - Real estate is recorded at cost, revenue is recognized as rentals are earned and expenses (including depreciation) are charged to operations as incurred.

            Effective January 1, 1995, the Partnership adopted the provisions of
               Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of ("SFAS 121"). Pursuant to SFAS 121, the Partnership assesses the recoverability of its real estate assets, including residual interests, based on projections of cash flows over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated net realizable value. The adoption of SFAS 121 did not have a material effect on the Partnership's financial condition or results of operations.


            Substantially  all of the  Partnership's  leases  provide for either scheduled rent increases, periodic rent increases based on formulas indexed to increases in the Consumer Price Index or sales overrides.

     Depreciation:

            Depreciation  is computed  using the  straight-line  method over the
               estimated   useful  lives  of   components   of  the   particular
               properties, which range from 5 to 50 years.

     Cash Equivalents:

            Corporate  Property  Associates  (the  "Partnership")  considers all short-term, highly-liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. Substantially all of the Partnership's cash and cash equivalents for both years ended December 31, 1994 and 1995 were held in the custody of three financial institutions.

                                    Continued

                          CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)

                    NOTES to FINANCIAL STATEMENTS, Continued


     Other Assets:

            Included  in other  assets  are  deferred  rental  income,  deferred charges and marketable equity securities. Deferred rental income is the aggregate difference for operating method leases between scheduled rents which vary during the lease term and income recognized on a straight- line basis. Deferred charges are primarily costs incurred in connection with mortgage note refinancing and are amortized on a straight-line basis over the terms of the mortgages.

            The Partnership's marketable  equity  securities,  which  consist of
               1,948 shares of Storage Technology Corporation common stock at December 31, 1995, are classified as available-for-sale securities and are reported at fair market value with the Partnership's interest in unrealized gains and losses on these securities reported as a separate component of partners' capital.

     Income Taxes:

            A partnership is not liable for income taxes as each partner recognizes his proportionate share of the partnership income or loss in his tax return. Accordingly, no provision for income taxes is recognized for financial statement purposes.

 2.  Partnership Agreement:

            The Partnership was  organized  on July 24,  1978 under the  Uniform
               Limited Partnership Act of the State of California for the purpose of engaging in the business of investing in and leasing industrial and commercial real estate. The Corporate General Partner purchased 200 limited partnership units in connection with the Partnership's public offering. The Partnership will terminate on December 31, 2016, or sooner, in accordance with the terms of the Amended Agreement of Limited Partnership (the "Agreement").

            The Agreement provides  that the General  Partners are  allocated 1%
               (1/10 of 1% to the Individual General Partner, William P. Carey, and 9/10 of 1% to the Corporate General Partner, W. P. Carey & Co., Inc. ("W.P. Carey")) and the Limited Partners are allocated 99% of the profits and losses as well as distributions of Distributable Cash From Operations, as defined in the Agreement. The partners are also entitled to receive net proceeds from the sale of the Partnership properties as defined in the Agreement. An affiliate of the General Partners may be entitled to receive incentive fees during the liquidation stage of the Partnership. A division of W.P. Carey is engaged in the real estate brokerage business and the Partnership may sell properties through the division and pay subordinated real estate commissions as provided in the Agreement. The division may ultimately earn up up to approximately $134,000 of real estate commissions due to the sales of properties between 1983 and 1991, which amount will be retained by the Partnership unless the subordination provisions of the Agreement are satisfied.


 3.  Transactions with Related Parties:

            The Partnership holds a 60%  ownership  interest  in a  property  as tenants-in-common with an affiliate which holds the remaining 40% interest.

            Under the Agreement, a division of W.P. Carey is entitled to receive a property management fee and reimbursement of certain expenses incurred in connection with the Partnership's operations. General and administrative expense reimbursements consist primarily of the actual cost of personnel needed in providing administrative services necessary for the operation of the Partnership. Property management fees and general and administrative expense reimbursements are summarized as follows:

                                    Continued

                          CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)

                    NOTES to FINANCIAL STATEMENTS, Continued


                                              1993          1994          1995
                                            --------      --------      --------

              Property management fee       $ 65,904      $ 44,581      $ 72,881
              General and administrative
                expense reimbursements        55,674        51,607        44,250
                                            --------      --------      --------
                                            $121,578      $ 96,188      $117,131
                                            ========      ========      ========

            During 1993, 1994 and 1995,  fees  aggregating  $67,655,  97,438 and
               $18,338, respectively, were incurred for legal services performed by a firm in which the Secretary of the Corporate General Partner and other affiliates is a partner.

            The Partnership is a participant in an agreement with W.P. Carey and certain other affiliates for the purpose of leasing office space used for the administration of real estate entities and W.P. Carey and for sharing the associated costs. Pursuant to the terms of the agreement, the Partnership's share of rental, occupancy and leasehold improvement costs is based on adjusted gross revenues, as defined. Net expenses incurred in 1993, 1994 and 1995 were $14,293, $15,615 and $61,243, respectively. The 1995 increase is due, in part, to certain nonrecurring costs which were incurred in connection with the relocation of the Partnerships offices.

4.   Real Estate Leased to Others Accounted for Under the Operating Method:

            The scheduled minimum future rentals,  exclusive of renewals,  under noncancellable operating leases amount to approximately $3,816,000 in 1996, $3,824,000 in 1997, $3,920,000 in both 1998 and 1999, $3,818,000 in 2000 and aggregate approximately $27,789,000 through 2006.

            Contingent rentals were approximately $56,000 in 1995. There were no contingent rentals in 1993 and 1994.

5.   Net Investment in Direct Financing Leases:

          Net investment in direct financing leases is summarized as follows:

                                                             December 31,
                                                           1994          1995
                                                       -----------   -----------
              Minimum lease payments
                receivable                             $ 7,165,798   $ 6,666,724
              Unguaranteed residual value                5,075,137     5,075,137
                                                       -----------   -----------
                                                        12,240,935    11,741,861
                Less, Unearned income                    7,321,473     6,845,975
                                                       -----------   -----------
                                                       $ 4,919,462   $ 4,895,886
                                                       ===========   ===========

          The scheduled minimum future rentals, exclusive of renewals, under noncancellable direct financing leases amount to approximately $499,000 in each of the years 1996 to 1999, $515,000 in 2000 and aggregate approximately $6,667,000 through 2009.

6.   Mortgage Notes Payable:

            Mortgage  notes   payable,   all  of  which  are  limited   recourse
               obligations of the Partnership or the partners, are collateralized by real property with a carrying amount as of December 31, 1995 of approximately $35,221,000, before accumulated depreciation, and the assignment of various


                                   Continued

                          CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)

                    NOTES to FINANCIAL STATEMENTS, Continued



               leases. As of December 31, 1995, mortgage notes payable bear interest at rates varying from 9% to 10.5% per annum and mature between 1998 and 2011.

          Scheduled principal payments during each of the next five years following December 31, 1995 are as follows:

             Year Ending December 31,
             ------------------------
                  1996                                              $ 1,456,662
                  1997                                                1,612,809
                  1998                                                1,374,708
                  1999                                                  914,336
                  2000                                                5,860,177
                  Thereafter                                          3,670,115
                                                                    -----------
                     Total                                          $14,888,807
                                                                    ===========


     Interest paid was  $1,682,736,  $1,604,379 and $1,536,914 in 1993, 1994 and
1995, respectively.


7.   Distributions to Partners:

     Distributions  are  declared  and  paid  to  partners   quarterly  and  are
summarized as follows:

         Year Ending           Distributions Paid to             Distributions Paid to               Limited Partners'
         December 31,             General Partners                  Limited Partners                 Per Unit Amount
       ----------------        ----------------------            ----------------------              ---------------
           1993                         $12,590                          $1,246,400                         $31.16
                                        =======                          ==========                         ======
           1994                         $12,699                          $1,257,000                         $31.43
                                        =======                          ==========                         ======
           1995                         $13,135                          $1,300,400                         $32.51
                                        =======                          ==========                         ======


Distributions of $3,535 to the General Partners and $350,000 to the Limited Partners for the quarter ended December 31, 1995 were declared and paid in January 1996.

8.   Income for Federal Tax Purposes:

            Income for  financial  statement  purposes  differs  from income for
               Federal income tax purposes because of the difference in the treatment of certain items for income tax purposes and financial statement purposes. A reconciliation of accounting differences is as follows:

                                          1993           1994           1995
                                      -----------    -----------    -----------
Net income per Statements of Income   $ 1,160,002    $ 1,108,179    $ 1,841,695
Excess tax depreciation                  (156,786)       (24,267)         1,115
Other                                      95,136       (153,863)        (1,759)
                                      -----------    -----------    -----------
      Income reported for
        Federal income tax purposes   $ 1,098,352    $   930,049    $ 1,841,051
                                      ===========    ===========    ===========

                                    Continued

                          CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)

                    NOTES to FINANCIAL STATEMENTS, Continued

9.   Industry Segment Information:

            The Partnership's operations  consist of the  investment  in and the leasing of industrial and commercial real estate.

            In 1993, 1994 and 1995, the  Partnership  earned its total operating
               revenues   (rental  income  plus  interest   income  from  direct
               financing leases) from the following lease obligors:

                                            1993               %            1994               %            1995               %
                                         ----------      ----------      ----------      ----------      ----------      ----------
Pre Finish Metals
  Incorporated                           $1,289,522              30%     $1,345,442              30%     $1,407,841              31%

The Gap, Inc.                             1,220,499              28       1,225,994              28       1,225,994              27
IMO Industries, Inc.                        846,743              19         846,743              19         846,743              19
Unisource Worldwide                         335,993               8         332,110               8         339,300               8
Kobacker Stores, Inc.                       303,540               7         303,540               7         303,540               7
Broomfield Tech Center
  Corporation                               267,400               6         269,946               6         294,136               6
Winn-Dixie Stores, Inc.                     102,400               2         102,400               2         102,400               2
                                         ----------      ----------      ----------      ----------      ----------      ----------
                                         $4,366,097             100%     $4,426,175             100%     $4,519,954             100%

                                         ==========      ==========      ==========      ==========      ==========      ==========

10.  Disclosures About Fair Value of Financial Instruments:

            The carrying amounts of cash,  receivables and accounts  payable and accrued expenses approximate fair value because of the short maturity of these items.

            The Partnership's estimate of fair value of mortgage  notes  payable is approximately $15,815,000 at December 31, 1995. The fair value of debt instruments was evaluated using a discounted cash flow model with discount rates which take into account the credit of the tenants and interest rate risk.

11.  Settlement Income:

            Included in other income is $118,784 in cash and securities received from Storage Technology Corporation ("STC") as the final distribution from STC's disputed claim reserve which the United States Bankruptcy Court ordered paid to STC's prepetition creditors. STC, which had been a tenant of three of the
               Partnership's properties, filed a petition of voluntary bankruptcy in October 1984 and subsequently received approval from the bankruptcy court in 1987 to terminate its lease. In connection with its claims against STC, the Partnership had received $1,161,358 of cash and debentures and 460,434 shares of STC common stock in 1987. The stock was sold at that time for $1,420,391.

            In May 1995, the Partnership received cash of $29,251 and recorded a receivable of $44,972 for taxes withheld by the Internal Revenue Service on the distribution. In addition, the Partnership received 1,948 shares of STC stock, which were valued at $44,561 based on STC's market value at the time of receipt. As of December 31, 1995, unrealized appreciation of $1,948 on the common stock was credited to partners' capital.

12.  Environmental Matters:

            The Partnership's  properties  are  currently  leased  to  corporate tenants, all of which are subject to environmental statutes and regulations regarding the discharge of hazardous materials and related remediation obligations. The Partnership generally structures a lease to require the tenant to comply with all laws. In addition, substantially all of the Partnership's net leases include provisions which require tenants to indemnify the Partnership from all liabilities and losses related to their operations at the leased properties. The costs for remediation are expected to be performed and paid by the affected tenant. In the event that the Partnership absorbs a portion of any costs

                          CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)

                    NOTES to FINANCIAL STATEMENTS, Continued

               because of a tenant's failure to fulfill its obligations, the General Partners believe such expenditures will not have a material adverse effect on the Partnership's financial condition, liquidity or results of operations.

            In 1994,  based  on the  results  of Phase I  environmental  reviews performed in 1993, the Partnership voluntarily conducted Phase II environmental reviews on certain of its properties. The Partnership believes, based on the results of Phase I and Phase II reviews, that its properties are in substantial compliance with Federal and state environmental statutes and regulations. Portions of certain properties have been documented as having a limited degree of contamination, principally in connection with either leakage from underground storage tanks or surface spills from facility activities. For those conditions which were identified, the Partnership advised the affected tenants of the Phase II findings and of their obligations to perform required remediation.

                                                    CORPORATE PROPERTY ASSOCIATES
                                                 (a California limited partnership)

                                        SCHEDULE OF REAL ESTATE and ACCUMULATED DEPRECIATION

                                                       as of December 31, 1995


                                             Initial Cost to         Cost                          Gross Amount at which Carried

                                                Partnership        Capitalized      Decrease In     at Close of Period  (c)(d)

                                            --------------------   Subsequent to        Net         --------------------------------

         Description        Encumbrances    Land       Buildings  Acquisition (a)  Investment (b)   Land      Buildings      Total

         -----------        ------------    ----       ---------  ---------------  --------------   ----      ---------      -----



Operating Method:
 Office, warehouse and
  manufacturing buildings
  leased to Broomfield

  Tech Center Corporation   $ 2,320,753  $  354,970   $ 3,073,575     559,647                    $  354,970  $ 3,633,222 $ 3,988,192


 Office and manufacturing
  buildings leased to IMO
  Industries Inc.             2,896,413     906,500     2,455,200   2,622,036        $ (38,155)     868,345    5,077,236   5,945,581


 Distribution facility
  and warehouse
  leased to
  The Gap, Inc.               6,249,698     669,722    10,990,000     186,357                       669,722   11,176,357  11,846,079


 Supermarket
  leased to Winn-Dixie
  Stores, Inc.                               85,000     1,004,300      12,604                        85,000    1,016,904   1,101,904


 Land leased to
  Kobacker Stores, Inc.         759,272   1,236,735                                    (49,378)   1,187,357                1,187,357


 Warehouse and manufac-
  turing plant
  leased to Pre Finish
  Metals Incorporated         2,185,344     381,600     9,882,278                                   381,600    9,882,278  10,263,878

                            -----------  ----------   -----------  ----------        ---------   ----------  ----------- -----------

                            $14,411,480  $3,634,527   $27,405,353  $3,380,644        $ (87,533)  $3,546,994  $30,785,997 $34,332,991

                            ===========  ==========   ===========  ==========        =========   ==========  =========== ===========



                                                                Life on which
                                                                 Depreciation
                                                                  in Latest
                                                                 Statement of
                            Accumulated                            Income
         Description       Depreciation (d) Date Acquired        is Computed
         -----------       ---------------- -------------       -------------
Operating Method:
 Office, warehouse and
  manufacturing buildings
  leased to Broomfield                      November 17,
  Tech Center Corporation    $ 2,087,654         1978             10-30 yrs.

 Office and manufacturing
  buildings leased to IMO
  Industries Inc.              2,713,746    April 20, 1979        17 yrs.

 Distribution facility
  and warehouse
  leased to
  The Gap, Inc.                7,935,437    July 6, 1979          5-50 yrs.

 Supermarket
  leased to Winn-Dixie                      December 28,
  Stores, Inc.                   647,881        1979              5-40 yrs.

 Land leased to                             January 17,
  Kobacker Stores, Inc.                         1979

 Warehouse and manufac-
  turing plant
  leased to Pre Finish                      December 11, 1980     5-30 yrs.
  Metals Incorporated          4,565,823    and June 30, 1986
                             -----------
                             $17,950,541
                             ===========




                                             Initial Cost to         Cost                          Gross Amount at which Carried

                                                Partnership        Capitalized      Decrease In     at Close of Period  (c)(d)

                                            --------------------   Subsequent to        Net         --------------------------------

         Description        Encumbrances    Land       Buildings  Acquisition (a)  Investment (b)   Land      Buildings      Total

         -----------        ------------    ----       ---------  ---------------  --------------   ----      ---------      -----





Direct financing method:
 Office building and
  warehouse leased to
 Unisource Worldwide,

  Inc.                                   $  298,655   $ 2,786,345                    $(179,251)                           $2,905,749


 Retail stores leased
  to Kobacker Stores,
  Inc.                      $   477,327                 2,008,850  $  105,207         (123,920)                            1,990,137

                            -----------  ----------   -----------  ----------        ---------                            ----------

                            $   477,327  $  298,655   $ 4,795,195  $  105,207        $(303,171)                           $4,895,886

                            ===========  ==========   ===========  ==========        =========                            ==========



                                                                Life on which
                                                                 Depreciation
                                                                  in Latest
                                                                 Statement of
                            Accumulated                            Income
         Description       Depreciation (d) Date Acquired        is Computed
         -----------       ---------------- -------------       -------------


Direct financing method:
 Office building and
  warehouse leased to
 Unisource Worldwide,                       December 28,
  Inc.                                          1979

 Retail stores leased
  to Kobacker Stores,                       January 17,
  Inc.                                          1979


See accompanying notes to Schedule.

                          CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)

                        NOTES to SCHEDULE of REAL ESTATE
                          and ACCUMULATED DEPRECIATION



          (a) Consists of the cost of improvements and acquisition costs subsequent to acquisition, including legal fees, appraisal fees, title costs and other related professional fees.

          (b) The decrease in net investment is due to (i) the amortization of unearned income producing a constant periodic rate of return on the net investment which is less than lease payments received and
               (ii) sales of property in prior periods.

          (c) At December 31, 1995, the aggregate cost of real estate owned for Federal income tax purposes is $39,458,223.

          (d)

     Reconciliation of Real Estate Accounted for Under the Operating Method

                                                               December 31,
                                                           1994          1995
                                                           ----          ----
Balance at beginning
    of period                                          $34,332,991   $34,332,991
                                                       ===========   ===========


                   Reconciliation of Accumulated Depreciation

                                                              December 31,
                                                           1994          1995
                                                           ----          ----
Balance at beginning
    of period                                          $15,754,071   $16,860,783

Depreciation expense for
    the period                                           1,106,712     1,089,758
                                                       -----------   -----------
Balance at close of period                             $16,860,783   $17,950,541
                                                       ===========   ===========

PROPERTIES
================================================================================


     LEASE                                                                                         TYPE OF OWNERSHIP
    OBLIGOR                       TYPE OF PROPERTY                     LOCATION                        INTEREST
    -------                       ----------------                     --------                    -----------------
THE GAP, INC.                     Land and Distribution/               Erlanger,                   Ownership of land
                                  Warehouse Building                   Kentucky                    and building (1)

PRE FINISH METALS                 Land and Warehouse/                  Walbridge,                  Ownership of a 60%
INCORPORATED                      Manufacturing Plant                  Ohio                        interest in land
                                                                                                   and building (1)

BROOMFIELD TECH                   Land and Office/                     Broomfield,                 Ownership of land
CENTER CORPORATION                Warehouse/Manufac-                   Colorado                    and buildings (1)
                                  turing Buildings -
                                  2 locations

UNISOURCE                         Land and Office/                     Anchorage,                  Ownership of land
WORLDWIDE,                        Warehouse Building                   Alaska                      and building
INC.

IMO INDUSTRIES, INC.              Land and Office/                     Garland,                    Ownership of land
                                  Manufacturing                        Texas                       and buildings (1)
                                  Buildings

KOBACKER STORES,                  Land and Retail Stores               In California:              Ownership of land
INC.                              - 14 locations                         Fontana,                  and buildings (1)
                                                                         Merced, Rialto,
                                                                         Stockton and two
                                                                         in Sacramento
                                                                       In Ohio:
                                                                         Cuyahoga Falls,
                                                                         Eastlake,
                                                                         Freemont, Marion,
                                                                         Reynoldsburg,
                                                                         Tallmadge and
                                                                         Cleveland
                                                                       In Indiana:
                                                                         Anderson

WINN-DIXIE                        Land and Supermarket                 Louisville,                 Ownership of land
STORES, INC.                                                           Kentucky                    and building

(1)  These properties are encumbered by mortgage notes payable.

MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED
         UNITHOLDER MATTERS
--------------------------------------------------------------------------------

     Except for limited or sporadic transactions, there is no established public trading market for the Limited Partnership Units of the Partnership. As of December 31, 1995 there were 1,713 holders of record of the Limited Partnership Units of the Partnership.

     In accordance with the requirements of the Partnership's Amended Agreement of Limited Partnership (the "Agreement"), contained as Exhibit A to the Prospectus, the Corporate General Partner expects to continue to make quarterly distributions of Distributable Cash from Operations as defined in the Agreement. The following table shows the frequency and amount of distributions paid per Unit since 1992:


                                         Cash Distributions Paid Per Unit
                                         --------------------------------
                                      1993            1994              1995
                                      ----            ----              ----
          First quarter              $ 7.75           $ 7.84            $ 7.94
          Second quarter               7.78             7.85              8.00
          Third quarter                7.80             7.86              8.13
          Fourth quarter               7.83             7.88              8.44
                                     ------           ------            ------
                                     $31.16           $31.43            $32.51
                                     ======           ======            ======

REPORT ON FORM 10-K
--------------------------------------------------------------------------------

     The Corporate General Partner will supply to any owner of Limited Partnership Units, upon written request and without charge, a copy of the Annual Report on Form 10-K for the year ended December 31, 1995 as filed with the Securities and Exchange Commission.

DIRECTORS AND SENIOR OFFICERS
--------------------------------------------------------------------------------

     The Partnership has no directors or officers. The directors and senior officers of the Corporate General Partner are as follows:


         William Polk Carey                 Chairman of the Board
                                            Director
         Francis J. Carey                   President
                                            Director
         George E. Stoddard                 Chairman of the Investment Committee
                                            Director
         Raymond S. Clark                   Chairman of the Executive Committee
                                            Director
         Madelon DeVoe Talley               Vice Chairman of the Board
                                            Director
         Barclay G. Jones III               Executive Vice President
                                            Director
         Lawrence R. Klein                  Chairman of the Economic Policy
                                                Committee
                                            Director
         Claude Fernandez                   Executive Vice President
                                            Chief Administrative Officer
         Howard J. Altmann                  Senior Vice President
         H. Augustus Carey                  Senior Vice President
         John J. Park                       Senior Vice President
                                            Treasurer
         Debra E. Bigler                    First Vice President
         Ted G. Lagried                     First Vice President
         Anthony S. Mohl                    First Vice President
         Michael D. Roberts                 First Vice President
                                            Controller


     The directors and senior officers of W. P. Carey & Co., Inc. are substantially the same as above.



     A description of the business experience of each officer and director of the Corporate General Partner is set forth below:

     William Polk Carey, Chairman and Chief Executive Officer, has been active in lease financing since 1959 and a specialist in net leasing of corporate real estate property since 1964. Before founding W.P. Carey & Co., Inc. ("W.P. Carey") in 1973, he served as Chairman of the Executive Committee of Hubbard, Westervelt & Mottelay (now Merrill Lynch Hubbard), head of Real Estate and Equipment Financing at Loeb Rhoades & Co. (now Lehman Brothers), head of Real Estate and Private Placements, Director of Corporate Finance and Vice Chairman of the Investment Banking Board of duPont Glore Forgan Inc. A graduate of the University of Pennsylvania's Wharton School of Finance, Mr. Carey is a Governor of the National Association of Real Estate Investment Trusts (NAREIT). He also serves on the boards of The Johns Hopkins University and its medical school, The James A. Baker III Institute for Public Policy at Rice University, and other educational and philanthropic institutions. He founded the Visiting Committee to the Economics Department of the University of Pennsylvania and co-founded with Dr. Lawrence R. Klein the Economics Research Institute at that university.

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

     Madelon DeVoe Talley, Vice Chairman, is a member of the New York State Controller's Investment Committee, a Commissioner of the Port Authority of New York and New Jersey, former CIO of New York State Common Retirement Fund and New York State Teachers Retirement System. She also served as a managing director of Rothschild, Inc. and as the President of its asset management division. Besides her duties at W.P. Carey, Mrs. Talley is also a former Governor of the N.A.S.D. and a director of Biocraft Laboratories, a New York Stock Exchange company. She is an alumna of Sarah Lawrence College and the graduate school of International Affairs at Columbia University.

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

     Lawrence R. Klein, Chairman of the Economic Policy Committee since 1984, is Benjamin Franklin Professor of Economics Emeritus at the University of Pennsylvania, having joined the faculty of Economics and the Wharton School in 1958. He holds earned degrees from the University of California at Berkeley and Massachusetts Institute of Technology and has been awarded the Nobel Prize in Economics as well as over 20 honorary degrees. Founder of Wharton Econometric Forecasting Associates, Inc., Dr. Klein has been counselor to various corporations, governments, and government agencies including the Federal Reserve Board and the President's Council of Economic Advisers.

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

     Howard J. Altmann, Senior Vice President, Investment Department, joined W.P. Carey in August 1990. He was a securities analyst at Goldman Sachs & Co. for the retail industry from 1986 to 1988. Mr. Altmann received his undergraduate degree in economics and finance from McGill University and his M.B.A. from the Stanford University Graduate School of Business.

     H. Augustus Carey, Senior Vice President, returned to W.P. Carey in 1988. Mr. Carey previously worked for W.P. Carey from 1979 to 1981 as Assistant to the President. Prior to rejoining W.P. Carey, Mr. Carey served as a loan officer of the North American Department of Kleinwort Benson Limited in London, England. He received an A.B. from Amherst College in 1979 and an M.Phil. in Management Studies from Oxford University in 1984. Mr. Carey is a trustee of the Oxford Management Centre Associates Council.

     John J. Park, Senior Vice President and Treasurer, joined W.P. Carey as an Investment Analyst in December 1987. Mr. Park received his undergraduate degree from Massachusetts Institute of Technology and his M.B.A. in Finance from New York University.

     Debra E. Bigler, First Vice President, joined W.P. Carey in 1989 as an assistant marketing director, rising to her present position where she bears responsibility for investor services throughout the southern United States. She was previously employed by E. F. Hutton & Company for nine years where she began as a Marketing Associate in Private Placement, Sales and Marketing and was then promoted to Regional Director.

     Ted G. Lagreid, First Vice President, joined W.P. Carey in 1994 and is regional director responsible for investor services in the western United States. Prior to joining the firm, he was a Vice President with Shurgard Capital Group, then for Sun America where he was an executive in its mutual funds group. He earned an A.B. from the University of Washington, received an M.P.A. from the University of Puget Sound and then spent eight years in the city of Seattle's Office of Management and Budget and Department of Community Development. Mr. Lagreid was a commissioner of the City of Oakland, California, serving on its Community and Economic Advisory Commission.

     Anthony S. Mohl, First Vice President, Director of Portfolio Management, joined W.P. Carey as Assistant to the President after receiving his M.B.A. from the Columbia University Graduate School of Business. Mr. Mohl was employed as an analyst in the strategic planning group at Kurt Salmon Associates after receiving an undergraduate degree from Wesleyan University.

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