Form 10-Q
period 1996-03-31
CORPORATE PROPERTY ASSOCIATES
filed 1996-05-10
CIK 276280

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  MARCH 31, 1996
                              --------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    ---------------------

Commission file number                      0-9174
                       ---------------------------------------------------------

                         CORPORATE PROPERTY ASSOCIATES
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         CALIFORNIA                                       94-2572215
- --------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                            10020
- --------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


                                (212)  492-1100
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

                         CORPORATE PROPERTY ASSOCIATES
                      (a California limited partnership)


                                     INDEX


                                                                    Page No.
                                                                    --------

PART I
- ------

Item 1. - Financial Information*

          Balance Sheets, December 31, 1995 and
          March 31, 1996                                                2

          Statements of Income for the three
          months ended March 31, 1995 and 1996                          3

          Statements of Cash Flows for the three
          months ended March 31, 1995 and 1996                          4

          Notes to Financial Statements                                5-6

Item 2. - Management's Discussion of Operations                         7


PART II
- -------

Item 6. - Exhibits and Reports on Form 8-K                              8

Signatures                                                              9



*The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                         CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)

                                     PART I
                                     ------

                        Item 1. - FINANCIAL INFORMATION
                        -------------------------------

                                 BALANCE SHEETS

                                                    December 31,    March 31,
                                                        1995           1996
                                                    -------------  ------------
                                                       (Note)      (Unaudited)

          ASSETS:
     Land and buildings, net of
       accumulated depreciation of
       $17,950,541 at December 31, 1995 and
       $17,565,572 at March 31, 1996                 $16,382,450   $15,665,515
     Net investment in direct financing leases         4,895,886     4,900,081
     Real estate held for sale                                         447,461
     Cash and cash equivalents                           872,864       586,451
     Accrued interest and  rents receivable              377,471       387,083
     Other assets                                      1,001,434     1,209,079
                                                     -----------   -----------

           Total assets                              $23,530,105   $23,195,670
                                                     ===========   ===========


          LIABILITIES:
     Mortgage notes payable                          $14,888,807   $14,538,423
     Accrued interest payable                            190,843       184,995
     Accounts payable and accrued expenses                81,726        80,177
     Prepaid rental income and security deposits         263,548       202,419
     Accounts payable to affiliates                       46,304        31,031
                                                     -----------   -----------

           Total liabilities                          15,471,228    15,037,045
                                                     -----------   -----------

          PARTNERS' CAPITAL:


     General Partners                                    (98,679)      (97,681)
     Limited Partners (40,000 Limited
     Partnership Units issued and
     outstanding)                                      8,157,556     8,256,306
                                                     -----------   -----------

           Total partners' capital                     8,058,877     8,158,625
                                                     -----------   -----------

           Total liabilities and
             partners' capital                       $23,530,105   $23,195,670
                                                     ===========   ===========


     The accompanying notes are an integral part of the financial statements.


     Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

                         CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)


                        STATEMENTS OF INCOME (UNAUDITED)


                                                       Three Months Ended
                                                 March 31, 1995  March 31, 1996
                                                 --------------  --------------
Revenues:
  Rental income from operating leases              $  997,902      $1,007,327
  Interest income from direct
   financing leases                                   128,541         128,963
  Other interest income                                18,554          13,142
  Other income                                         42,254
                                                   ----------      ----------
                                                    1,187,251       1,149,432
                                                   ----------      ----------

Expenses:
  Interest on mortgages                               394,524         355,715
  Depreciation                                        274,949         269,474
  General and administrative                           55,650          54,544
  Property expense                                     19,730          14,029
  Amortization                                          6,770           6,770
                                                   ----------      ----------
                                                      751,623         700,532
                                                   ----------      ----------

    Net income                                     $  435,628      $  448,900
                                                   ==========      ==========
Net income allocated
 to General Partners                               $    4,356      $    4,489
                                                   ==========      ==========
Net income allocated
 to Limited Partners                               $  431,272      $  444,411
                                                   ==========      ==========
Net income per Unit
 (40,000 Limited
 Partnership Units)                                  $  10.78        $  11.11
                                                     ========        ========

The accompanying notes are an integral part of the financial statements.

                         CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)



                     STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                        Three Months Ended
                                                             March 31,
                                                       ---------------------
                                                          1995       1996
                                                       ---------   ---------
Cash flows from operating activities:
  Net income                                           $ 435,628   $ 448,900
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                        281,719     276,244
    Scheduled rent on direct financing leases
     less than amortization of unearned income            10,727      (4,195)
    Scheduled rents on operating leases less than
     straight-line adjustments                           (16,875)    (16,875)
    Net change in operating assets and liabilities      (126,387)   (286,568)
                                                       ---------   ---------
      Net cash provided by operating activities          584,812     417,506
                                                       ---------   ---------

Cash flows from financing activities:
  Distributions to partners                             (320,808)   (353,535)
  Payments on mortgage principal                        (348,635)   (350,384)
                                                       ---------   ---------
    Net cash used in financing activities               (669,443)   (703,919)
                                                       ---------   ---------

      Net decrease in cash and cash equivalents          (84,631)   (286,413)

  Cash and cash equivalents, beginning of period         937,631     872,864
                                                       ---------   ---------

      Cash and cash equivalents, end of period         $ 853,000   $ 586,451
                                                       =========   =========

Supplemental disclosure of cash flows information:

      Interest paid                                    $ 396,943   $ 361,563
                                                       =========   =========



The accompanying notes are an integral part of the financial statements.

                         CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



Note 1.  Basis of Presentation:
         ---------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.



Note 2.  Distributions to Partners:
         -------------------------

Distributions declared and paid to partners during the three months ended March 31, 1996 are summarized as follows:



                                                             Per Limited
Quarter Ended         General Partners   Limited Partners  Partnership Unit
- -------------         ----------------   ----------------  ----------------

December 31, 1995          $3,535            $350,000           $8.75
                           ======            ========           =====


A distribution of $8.76 per Limited Partner Unit for the quarter ended March 31, 1996 was declared and paid in April 1996.



Note 3.  Transactions with Related Parties:
         ---------------------------------

For the three-month period ended March 31, 1995, the Partnership incurred partnership management fees of $13,509 and general and administrative expense reimbursements of $11,610, payable to an affiliate. For the three-month period ended March 31, 1996, the Partnership incurred partnership management fees of $10,156 and general and administrative expense reimbursements of $10,517, payable to an affiliate.

The Partnership, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the three months ended March 31, 1995 and 1996 were $12,266 and $8,179, respectively.

                         CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)

            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



Note 4.  Industry Segment Information:
         ----------------------------

The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate. For the three-month periods ended March 31, 1995 and 1996, the Partnership earned its total operating revenues (rental income plus interest income from financing leases) from the following lease obligors:

                                         1995      %       1996      %
                                      ----------  ----  ----------  ----
Pre Finish Metals Incorporated        $  351,293   31%  $  359,218   31%
The Gap, Inc.                            306,498   27      306,498   27
IMO Industries, Inc.                     211,685   19      211,685   19
Unisource Worldwide, Inc.                 81,948    7       82,370    7
Kobacker Stores, Inc.                     75,885    7       75,885    7
Broomfield Tech Center Corporation        73,534    7       75,034    7
Winn-Dixie Stores, Inc.                   25,600    2       25,600    2
                                      ----------  ---   ----------  ---
                                      $1,126,443  100%  $1,136,290  100%
                                      ==========  ===   ==========  ===

Note 5.  Subsequent Events:
         -----------------

A. On April 25, 1996, the Partnership obtained $6,400,000 of new limited recourse mortgage financing on the Partnership's property leased to The Gap, Inc. (the "Gap"). Proceeds from the mortgage financing were used to pay off the remaining balance of $6,194,941 on an existing mortgage loan on the Gap property, related prepayment charges of approximately $203,000 and certain refinancing costs.

   The new mortgage loan is a limited recourse obligation and is collateralized by a deed of trust and a lease assignment. The loan bears interest at 7.25% per annum and provides for monthly payments of principal and interest of $58,423 based on a 15-year amortization schedule. The retired mortgage loan provided for quarterly payments of $211,000 at an annual interest rate of 10%. As a result of the refinancing, annual debt service on the Gap property will decrease by $143,000.

   The new mortgage loan has a term of three years and a balloon payment for $5,608,150 will be due on the maturity date, May 1, 1999.

B. On April 25, 1996, the Partnership entered into a purchase and sales agreement for the sale of the Partnership's retail property in Louisville, Kentucky, leased to Winn-Dixie Stores, Inc. ("Winn-Dixie") for $900,000, less selling costs, including a 3% brokerage commission. Completion of the transaction is subject to completion of certain due diligence procedures. Accordingly, there can be no assurance that the sale of the property will be executed.

   The Winn-Dixie lease provides annual rentals of $102,400 and is scheduled to expire in December 1999.

                         CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)


                Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS
                -----------------------------------------------


     Results of Operations:
     ----------------------

          Net income for the three-month period ended March 31, 1996 increased by 3% as compared with net income for the similar period in 1995.
     Excluding the benefit of a $42,000 nonrecurring item in 1995, income for the current three-month period would reflect an increase of 14% due to an increase in rental revenues and a decrease in interest expense. The increase in rental revenues was due to scheduled increases on the Partnership's leases with Pre Finish Metals Incorporated ("Pre Finish") and Broomfield Tech Center Corporation ("Broomfield"), both of which were effective on January 1, 1996. The Pre Finish increase was based on a formula indexed to increases in the Consumer Price Index and applied to the equity component of Pre Finish's rental obligation, while the Broomfield increase was a scheduled increase. Solely as a result of these rent increases, annual cash flow will increase by $42,000. The decrease in interest expense was due to the continuing amortization of the Partnership's mortgage loans. The Partnership's mortgage balances decreased by 9% in 1995 and by approximately 2.5% in the current quarter. Since March 31, 1996, the Partnership has refinanced the mortgage loan collateralized by its property leased to The Gap, Inc. (the "Gap") at a significantly lower rate of interest. As a result of the refinancing, the Partnership's annual cash flow will increase by $143,000.

          One of the Partnership's leases with IMO Industries, Inc. ("IMO") had been scheduled to terminate in March 1996. The Partnership granted IMO an extension of three months to enable IMO to meet its lease obligation to return the property to the Partnership in suitable condition. The necessary repairs, which will be funded solely by IMO, will enhance the Partnership's ability to remarket the property. Rents from the property contribute $91,000 to the Partnership's annual revenues and cash flow.



     Financial Condition:
     --------------------

          There has been no material change in the Partnership's financial condition since December 31, 1995. The decrease in cash balances is entirely due to costs and deposits totalling $323,000 directly attributable to the Gap property refinancing, $256,000 of which was refunded to the Partnership when the refinancing was executed. Excluding the cash used to effect the refinancing, cash flow from operations would have been sufficient to pay distributions and mortgage principal obligations.
     Because of the projected increase to cash flow from refinancing the Gap property mortgage loan, the Partnership should be able to utilize the benefit to cash flow to increase its cash balances from current levels and continue to increase the rate of distributions to partners without any adverse effect on the Partnership's financial condition. In the event that the sale of the Winn-Dixie Stores, Inc. property in Lousiville, Kentucky is sold, the Partnership will receive $900,000, less selling costs; however, annual cash flow will decrease by $102,400.

                         CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)


                                    PART II
                                    -------



     Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
     ------------------------------------------

          (a)  Exhibits:

               None

          (b)  Reports on Form 8-K:

               During the quarter ended March 31, 1996, the Partnership was not required to file any reports on Form 8-K.

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


                                    CORPORATE PROPERTY ASSOCIATES
                                    (a California limited partnership)


                                    By:  W.P. CAREY & CO., INC.



       05/09/96                     By:  /s/ Claude Fernandez
       --------                         ---------------------------------
         Date                                Claude Fernandez
                                             Executive Vice President and
                                             Chief Administrative Officer
                                             (Principal Financial Officer)



       05/09/96                     By:  /s/ Michael D. Roberts
       --------                          --------------------------------
         Date                                Michael D. Roberts
                                             First Vice President and Controller
                                             (Principal Accounting Officer)