Form 10-Q
period 1996-06-30
CORPORATE PROPERTY ASSOCIATES
filed 1996-08-12
CIK 276280

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period                 JUNE 30, 1996
ended                  ---------------------------------------------------------

                                      or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                              -----------------  -------------------------------
Commission file number                 0-9174
                     -----------------------------------------------------------

                         CORPORATE PROPERTY ASSOCIATES
                         -----------------------------
            (Exact name of registrant as specified in its charter)

         CALIFORNIA                                        94-2572215
         ----------                                        ----------
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer
- --------------------------------------------------------------  ----------------
                                                             Identification No.)
                                                             -------------------

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                           10020
- ----------------------------------------                           -----
(Address of principal executive offices)                          (Zip Code)

                                (212)  492-1100
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


  (Former name, former address and former fiscal year, if changed since last

- --------------------------------------------------------------------------------
                                    report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                                                  X  Yes           [] No

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                  [] Yes           [] No

                         CORPORATE PROPERTY ASSOCIATES
                      (a California limited partnership)



                                     INDEX



                                                            Page No.
                                                            --------

     PART I
     ------

     Item 1. - Financial Information*

               Balance Sheets, December 31, 1995 and
               June 30, 1996                                    2

               Statements of Income for the three and six
               months ended June 30, 1995 and 1996              3

               Statements of Cash Flows for the six
               months ended June 30, 1995 and 1996              4

               Notes to Financial Statements                   5-6

     Item 2. - Management's Discussion of Operations            7


     PART II
     -------

     Item 6. - Exhibits and Reports on Form 8-K                 8

     Signatures                                                 9


     *The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                         CORPORATE PROPERTY ASSOCIATES
                      (a California limited partnership)

                                    PART I
                                    ------

                        Item 1. - FINANCIAL INFORMATION
                        -------------------------------

                                BALANCE SHEETS


                                                    December 31,     June 30,
                                                        1995           1996
                                                    -------------  ------------
                                                       (Note)      (Unaudited)
          ASSETS:
     Land and buildings, net of
       accumulated depreciation of
       $17,950,541 at December 31, 1995 and
       $18,460,641 at June 30, 1996                  $16,382,450   $15,872,350
     Net investment in direct financing leases         4,895,886     4,904,276
     Cash and cash equivalents                           872,864       657,150
     Accrued interest and  rents receivable              377,471       368,230
     Other assets                                      1,001,434     1,055,635
                                                     -----------   -----------

           Total assets                              $23,530,105   $22,857,641
                                                     ===========   ===========


          LIABILITIES:
     Mortgage notes payable                          $14,888,807   $14,420,436
     Accrued interest payable                            190,843       116,808
     Accounts payable and accrued expenses                81,726        54,948
     Prepaid rental income and security deposits         263,548       198,611
     Accounts payable to affiliates                       46,304        39,322
                                                     -----------   -----------

           Total liabilities                          15,471,228    14,830,125
                                                     -----------   -----------

          PARTNERS' CAPITAL:

     General Partners                                    (98,679)      (98,992)


     Limited Partners (40,000 Limited
       Partnership Units issued and
       outstanding)                                    8,157,556     8,126,508
                                                       ---------     ---------

           Total partners' capital                     8,058,877     8,027,516
                                                       ---------     ---------

           Total liabilities and
             partners' capital                       $23,530,105   $22,857,641
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

                         CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)



                        STATEMENTS OF INCOME (UNAUDITED)


                             Three Months Ended                         Six Months Ended
                               June 30, 1995      June 30, 1996    June 30, 1995  June 30, 1996
                             ------------------  ----------------  -------------  -------------
Revenues:
 Rental income from
operating leases                     $1,000,784        $1,007,779     $1,998,686     $2,015,106
  Interest from direct
financing leases                        128,541           128,964        257,082        257,927
  Other interest income                  17,093             6,520         35,647         19,662
  Other income                          118,784                          161,038
                                     ----------        ----------     ----------     ----------
                                      1,265,202         1,143,263      2,452,453      2,292,695
                                     ----------        ----------     ----------     ----------

Expenses:
  Interest on mortgages                 388,589           331,183        783,113        686,898
  Depreciation                          274,948           240,626        549,897        510,100
  General and
administrative                           82,936            48,926        138,586        103,470
  Property expense                       30,617            54,276         50,347         68,305
  Amortization                            6,764            15,550         13,534         22,320
                                     ----------        ----------     ----------     ----------
                                        783,854           690,561      1,535,477      1,391,093
                                     ----------        ----------     ----------     ----------

Income before extra-
ordinary item                           481,348           452,702        916,976        901,602
  Extraordinary charge on
extinguishment of debt                                    255,438                       255,438
                                     ----------        ----------     ----------     ----------

Net income                           $  481,348        $  197,264     $  916,976     $  646,164
                                     ==========        ==========     ==========     ==========


Net income allocated
 to General Partners                 $    4,814        $    1,973     $    9,170     $    6,462
                                     ==========        ==========     ==========     ==========


Net income allocated
 to Limited Partners                 $  476,534        $  195,291     $ 907,806      $  639,702
                                     ==========        ==========     =========      ==========

Net income per Unit
   (40,000 Limited
  Partnership Units)
    Income before extra-
    ordinary charge                      $11.91            $11.20        $22.69           $22.31
  Extraordinary charge                                      (6.32)                         (6.32)
                                         ------            ------        ------           ------
                                         $11.91            $ 4.88        $22.69           $15.99
                                         ======            ======        ======           ======

The accompanying notes are an integral part of the financial statements.

                        CORPORATE PROPERTY ASSOCIATES
                      (a California limited partnership)
                     STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                     Six Months Ended
                                                                         June 30,
                                                                --------------------------
                                                                    1995          1996
                                                                ------------  ------------
     Cash flows from operating activities:
      Net income                                                $   916,976   $   646,164
      Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                               563,431       532,420
        Scheduled rents on direct financing leases
         greater (less) than amortization of unearned income         21,455        (8,390)
        Scheduled rents on operating leases less than
         straight-line adjustments                                  (33,750)      (33,750)
        Securities received in connection with settlement           (44,561)
        Extraordinary charge on extinguishment of debt                            255,438
        Net change in operating assets and liabilities             (209,930)      (18,163)
                                                                -----------   -----------
           Net cash provided by operating activities              1,213,621     1,373,719
                                                                -----------   -----------

     Cash flows from financing activities:
      Distributions to partners                                    (644,040)     (707,475)
      Prepayment of mortgage payable                                           (6,194,941)
      Proceeds from mortgage note payable                                       6,400,000
      Payments on mortgage principal                               (706,268)     (673,430)
      Deferred financing costs                                                   (158,149)
      Prepayment charges paid on extinguishment of debt                          (255,438)
                                                                -----------   -----------
           Net cash used in financing activities                 (1,350,308)   (1,589,433)
                                                                -----------   -----------

           Net decrease in cash and cash equivalents               (136,687)     (215,714)

        Cash and cash equivalents, beginning of period              937,631       872,864
                                                                -----------   -----------

           Cash and cash equivalents, end of period             $   800,944   $   657,150
                                                                ===========   ===========


     Supplemental disclosure of cash flows information:

            Interest paid                                       $   787,588   $   760,933
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



     Note 2.  Distributions to Partners:
              -------------------------

     Distributions declared and paid to partners during the six months ended June 30, 1996 are summarized as follows:



Quarter Ended             General Partners  Limited Partners  Per Limited Partnership Unit
- ------------------------  ----------------  ----------------  ----------------------------

December 31, 1995              $3,535          $350,000                         $8.75
                               ======          ========                         =====
March 31, 1996                 $3,540          $350,400                         $8.76
                               ======          ========                         =====

     A distribution of $8.78 per Limited Partner Unit for the quarter ended June 30, 1996 was declared and paid in July 1996.



     Note 3.  Transactions with Related Parties:
              ---------------------------------

     For the three-month and six-month periods ended June 30, 1995, the Partnership incurred management fees of $14,642 and $28,151, respectively and general and administrative expense reimbursements of $11,306 and $22,916, respectively, payable to an affiliate. For the three-month and six-month periods ended June 30, 1996, the Partnership incurred management fees of $14,219 and $24,375, respectively and general and administrative expense reimbursements of $11,089 and $21,606, respectively, payable to an affiliate.

     The Partnership, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the six months ended June 30, 1995 and 1996 were $45,560 and $16,296, respectively.

                         CORPORATE PROPERTY ASSOCIATES
                      (a California limited partnership)

            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



     Note 4.  Industry Segment Information:
              ----------------------------

     The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate. For the six-month periods ended June 30, 1995 and 1996, the Partnership earned its total operating revenues (rental income plus interest income from financing leases) from the following lease obligors:

                                              1995      %       1996      %
                                           ----------  ----  ----------  ----
     Pre Finish Metals Incorporated        $  705,467   31%  $  718,887   31%
     The Gap, Inc.                            612,997   27      612,997   27
     IMO Industries, Inc.                     423,371   19      423,371   19
     Unisource Worldwide, Inc.                163,895    7      164,740    7
     Kobacker Stores, Inc.                    151,770    7      151,770    7
     Broomfield Tech Center Corporation       147,068    7      150,068    7
     Winn-Dixie Stores, Inc.                   51,200    2       51,200    2
                                           ----------  ---   ----------  ---
                                           $2,255,768  100%  $2,273,033  100%
                                           ==========  ===   ==========  ===



     Note 5.  Extraordinary Charge on Extinguishment of Debt:
              ----------------------------------------------

     On April 25, 1996, the Partnership obtained $6,400,000 of new limited recourse mortgage financing on the Partnership's property leased to The Gap, Inc. (the "Gap"). Proceeds from the mortgage financing were used to pay off the remaining balance of $6,194,941 on an existing mortgage loan on the Gap property, certain refinancing costs and prepayment charges of $255,438. The prepayment charges have been reflected as an extraordinary charge on the extinguishment of debt on the accompanying financial statements.

     The new mortgage loan is a limited recourse obligation and is collateralized by a deed of trust and a lease assignment. The loan bears interest at 7.25% per annum and provides for monthly payments of principal and interest of $58,423 based on a 15-year amortization schedule. The retired mortgage loan provided for quarterly payments of $211,000 at an annual interest rate of 10%. As a result of the refinancing, annual debt service on the Gap property will decrease by approximately $143,000.

     The new mortgage loan has a term of three years and a balloon payment of $5,608,000 will be due on the maturity date, May 1, 1999.


     Note 6.  Property Leased to Winn-Dixie Stores, Inc.:
              ------------------------------------------

     On April 30, 1996, the Partnership entered into a purchase and sale agreement for the sale of the Partnership's retail property in Louisville, Kentucky, leased to Winn-Dixie Stores, Inc. ("Winn-Dixie"). In July 1996, the proposed purchaser notified the Partnership that the transaction would not be completed. The initial term of the Winn-Dixie lease is not scheduled to expire until December 1999.

                         CORPORATE PROPERTY ASSOCIATES
                      (a California limited partnership)


                Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS
                -----------------------------------------------



     Results of Operations:
     ----------------------

        Net income for the three-month and six-month periods ended June 30, 1996 decreased as compared with the same periods ended June 30, 1995. Such decreases were due to an extraordinary charge on the extinguishment of debt in 1996 and the realization of nonrecurring other income in 1995, as described below. Excluding the effects of these items, income for the three-month and six-month periods ended June 30, 1996 would have reflected increases of $90,000 and $146,000, respectively. The increases in income before nonrecurring items for both the three-month and six-month periods are primarily attributable to decreases in interest, depreciation and general and administration expenses and a modest increase in rental revenues. The decrease in interest expense is due to the continuing amortization of the Partnership's mortgage loans which balance has decreased by 3% since December 31, 1995 and the refinancing, at a lower rate of interest, of the limited recourse mortgage loan collateralized by the Partnership's property leased to The Gap, Inc. (the "Gap"). Depreciation has continued to decrease due to full depreciation of certain components of particular properties as the Partnership uses component life depreciation methods. General and administrative expenses decreased as a result of the anticipated moderation in costs incurred under the Partnership's participation in the cost sharing agreement for office expenses. The increases in rental revenues are the result of the January 1996 rent increases on the equity component of the Pre Finish Metals Incorporated lease and the Broomfield Tech Center Corporation lease.
     Solely as a result of such rent increases, annual cash flow will increase by $42,000 in 1996.

        In April 1996, the Partnership refinanced an existing mortgage loan on the Gap property which required annual debt service payments of $844,000 at an annual interest rate of 10%. The new mortgage loan which has a three-year term provides for annual debt service of $701,000, an annual savings of $143,000 from the prior loan, at an annual interest rate of 7.25%. In connection with paying off the mortgage loan, the Partnership was obligated to pay prepayment charges of $255,000 which have been reflected in the accompanying financial statements as an extraordinary charge on the extinguishment of debt.

        Nonrecurring other income items in 1995 consisted of a concession of $42,000 allowed to the Partnership by a vendor during the first quarter and $119,000 of cash and securities received during the second quarter as the final distribution from the Partnership's bankruptcy claims against Storage Technology Corporation ("STC"). STC had been a tenant of the Partnership until 1987 at which time the STC lease was terminated pursuant to an order of the bankruptcy court.


     Financial Condition:
     --------------------

        There has been no material change in the Partnership's financial condition since December 31, 1995. The decrease in the Partnership's cash balances is directly attributable to the costs of paying off the mortgage loan on the Gap property. Cash flow from operations was sufficient to fund payments of mortgage principal and distributions to partners. Cash flow from operations will benefit substantially from the Gap refinancing; however, cash flow may be impacted by the uncertainty regarding one of the Partnership's leases with IMO Industries, Inc. ("IMO") which had originally been scheduled to terminate in March 1996. The lease was extended to enable IMO to meet its lease obligation to return the property to the Partnership in suitable condition. Annual rentals from the property are currently $91,000, and while the necessary repairs are being funded solely by IMO and such repairs will enhance the Partnership's ability to remarket the property, there is no assurance that the remarketing effort will result in finding a new tenant within a short time.

                         CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)



                                    PART II
                                    -------



     Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
     ------------------------------------------

          (a)   Exhibits:

                None

          (b)   Reports on Form 8-K:

                During the quarter ended June 30, 1996, the Partnership was not required to file any reports on Form 8-K.

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

                                 CORPORATE PROPERTY ASSOCIATES
                                 (a California limited partnership)

                                 By:  W.P. CAREY & CO., INC.



 8/7/96                          By:  /s/ Claude Fernandez
 ------                          --------------------------------------
  Date                                     Claude Fernandez
                                           Executive Vice President and
                                           Chief Administrative Officer
                                           (Principal Financial Officer)



   8/7/96                        By: /s/ Michael D. Roberts
- ----------                           ----------------------------------
   Date
                                         Michael D. Roberts
                                         First Vice President and Controller
                                         (Principal Accounting Officer)