Form 10-Q
period 1996-09-30
CORPORATE PROPERTY ASSOCIATES
filed 1996-11-08
CIK 276280

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1996
                               -------------------------------------------------

                                             or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

Commission file number              0-9174
                      ----------------------------------------------------------

                         CORPORATE PROPERTY ASSOCIATES
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

       CALIFORNIA                                                94-2572215
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                                10020
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                (212)  492-1100
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

                         CORPORATE PROPERTY ASSOCIATES
                      (a California limited partnership)



                                     INDEX



                                                                        Page No.
                                                                        --------
PART I
------

Item 1. - Financial Information*

            Balance Sheets, December 31, 1995 and
            September 30, 1996                                              2

            Statements of Income for the three and nine
            months ended September 30, 1995 and 1996                        3

            Statements of Cash Flows for the nine
            months ended September 30, 1995 and 1996                        4

            Notes to Financial Statements                                  5-6


Item 2. - Management's Discussion of Operations                             7


PART II
-------

Item 6. - Exhibits and Reports on Form 8-K                                  8

Signatures                                                                  9



*The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                         CORPORATE PROPERTY ASSOCIATES
                      (a California limited partnership)

                                    PART I
                                    ------

                        Item 1. - FINANCIAL INFORMATION
                        -------------------------------

                                BALANCE SHEETS

                                                  December 31,   September 30,
                                                      1995            1996
                                                  ------------   -------------
                                                     (Note)       (Unaudited)
            ASSETS:

Land and buildings, net of
  accumulated depreciation of
  $17,950,541 at December 31, 1995 and
  $18,026,092 at September 30, 1996                $16,382,450     $15,078,261
Net investment in direct financing leases            4,895,886       4,656,376
Cash and cash equivalents                              872,864         680,506
Real estate held for sale                                              799,339
Accrued interest and rents receivable                  377,471         371,979
Other assets                                         1,001,434       1,061,703
                                                   -----------     -----------

          Total assets                             $23,530,105     $22,648,164
                                                   ===========     ===========

        LIABILITIES:

Mortgage notes payable                             $14,888,807     $14,049,294
Accrued interest payable                               190,843         115,049
Accounts payable and accrued expenses                   81,726          65,712
Prepaid rental income and security deposits            263,548         198,611
Accounts payable to affiliates                          46,304          44,982
                                                   -----------     -----------

          Total liabilities                         15,471,228      14,473,648
                                                   -----------     -----------

       PARTNERS' CAPITAL:

General Partners                                       (98,679)        (97,523)


Limited Partners (40,000 Limited
Partnership Units issued and
outstanding)                                         8,157,556       8,272,039
                                                   -----------     -----------

          Total partners' capital                    8,058,877       8,174,516
                                                   -----------     -----------

          Total liabilities and
            partners' capital                      $23,530,105     $22,648,164
                                                   ===========     ===========

The accompanying notes are an integral part of the financial statements.


Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

                         CORPORATE PROPERTY ASSOCIATES
                      (a California limited partnership)



                       STATEMENTS OF INCOME (UNAUDITED)

                                                  Three Months ended                            Nine Months Ended
                                         September 30, 1995    September 30, 1996    September 30, 1995    September 30, 1996
                                         ------------------    ------------------    -------------------   ------------------
Revenues:
 Rental income from
  operating leases                           $  997,568             $1,008,974            $2,996,254           $3,024,080
 Interest from direct
  financing leases                              140,050                128,963               397,132              386,890
 Other interest income                           15,405                 13,206                51,052               32,868
 Other income                                                                                161,038
                                             ----------             ----------            ----------           ----------
                                              1,153,023              1,151,143             3,605,476            3,443,838
                                             ----------             ----------            ----------           ----------
Expenses:
 Interest on mortgages                          373,014                303,479             1,156,127              990,377
 Depreciation                                   270,387                233,016               820,284              743,116
 General and
  administrative                                 44,258                 54,994               182,844              158,464
 Property expense                                19,706                 35,227                70,053              103,532
 Amortization                                     6,766                 19,945                20,300               42,265
                                             ----------             ----------            ----------           ----------
                                                714,131                646,661             2,249,608            2,037,754
                                             ----------             ----------            ----------           ----------

   Income before extra-
     ordinary item                              438,892                504,482             1,355,868            1,406,084

 Extraordinary charge on
  extinguishment of debt                                                                                          255,438
                                             ----------             ----------            ----------           ----------

   Net income                                $  438,892             $  504,482            $1,355,868           $1,150,646
                                             ==========             ==========            ==========           ==========

Net income allocated
 to General Partners                         $    4,389             $    5,044            $   13,559           $   11,506
                                             ==========             ==========            ==========           ==========


Net income allocated
 to Limited Partners                         $  434,503             $  499,438            $1,342,309           $1,139,140
                                             ==========             ==========            ==========           ==========


Net income per Unit
 (40,000 Limited
 Partnership Units)
  Income before extra-
     ordinary charge                             $10.87                 $12.49                $33.56               $34.80
  Extraordinary charge                                                                                              (6.32)
                                                 ------                 ------                ------               ------
                                                 $10.87                 $12.49                $33.56               $28.48
                                                 ======                 ======                ======               ======

The accompanying notes are an integral part of the financial statements.

                         CORPORATE PROPERTY ASSOCIATES
                      (a California limited partnership)



                     STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             Nine Months Ended
                                                                               September 30,
                                                                         -------------------------
                                                                         1995                 1996
                                                                         ----                 ----
Cash flows from operating activities:
 Net income                                                          $ 1,355,868           $ 1,150,646
 Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                                         840,584               785,381
   Scheduled rents on direct financing leases
    greater (less) than amortization of unearned income                   27,348               (12,586)
   Scheduled rents on operating leases less than
    straight-line adjustments                                            (50,625)              (50,625)
   Securities received in connection with settlement                     (44,561)
   Extraordinary charge on extinguishment of debt                                              255,438
   Net change in operating assets and liabilities                       (191,767)               (5,290)
                                                                     -----------           -----------
       Net cash provided by operating activities                       1,936,847             2,122,964
                                                                     -----------           -----------

Cash flows from financing activities:
 Distributions to partners                                              (972,525)           (1,062,222)
 Prepayment of mortgage payable                                                             (6,194,941)
 Proceeds from mortgage note payable                                                         6,400,000
 Payments on mortgage principal                                       (1,075,835)           (1,044,572)
 Deferred financing costs                                                                     (158,149)
 Prepayment charges paid on extinguishment of debt                                            (255,438)
                                                                     -----------           -----------
       Net cash used in financing activities                          (2,048,360)           (2,315,322)
                                                                     -----------           -----------

       Net decrease in cash and cash equivalents                        (111,513)             (192,358)

   Cash and cash equivalents, beginning of period                        937,631               872,864
                                                                     -----------           -----------

       Cash and cash equivalents, end of period                      $   826,118           $   680,506
                                                                     ===========           ===========


Supplemental disclosure of cash flows information:

       Interest paid                                                 $ 1,165,535           $ 1,066,171
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



Note 2.  Distributions to Partners:
         -------------------------

Distributions declared and paid to partners during the nine months ended September 30, 1996 are summarized as follows:


  Quarter Ended         General Partners      Limited Partners        Per Limited Partnership Unit
----------------        ----------------      ----------------        ----------------------------
December 31, 1995           $3,535                 $350,000                      $8.75
                            ======                 ========                      =====
March 31, 1996              $3,540                 $350,400                      $8.76
                            ======                 ========                      =====
June 30, 1996               $3,547                 $351,200                      $8.78
                            ======                 ========                      =====

A distribution of $8.79 per Limited Partner Unit for the quarter ended September 30, 1996 was declared and paid in October 1996.



Note 3.  Transactions with Related Parties:

For the three-month and nine-month periods ended September 30, 1995, the Partnership incurred management fees of $17,958 and $46,109, respectively and general and administrative expense reimbursements of $11,136 and $34,052, respectively, payable to an affiliate. For the three-month and nine-month periods ended September 30, 1996, the Partnership incurred management fees of $20,298 and $44,673, respectively and general and administrative expense reimbursements of $11,415 and $33,021, respectively, payable to an affiliate.

The Partnership, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the nine months ended September 30, 1995 and 1996 were $46,242 and $24,806, respectively.

                         CORPORATE PROPERTY ASSOCIATES
                      (a California limited partnership)

            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



Note 4.  Industry Segment Information:
         -----------------------------

The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate. For the nine-month periods ended September 30, 1995 and 1996, the Partnership earned its total operating revenues (rental income plus interest income from financing leases) from the following lease obligors:


                                             1995     %            1996     %
                                             ----    ---           ----    ---
Pre Finish Metals Incorporated           $1,056,425   31%      $1,079,753   31%
The Gap, Inc.                               919,495   27          919,495   27
IMO Industries, Inc.                        635,057   19          635,057   19
Unisource Worldwide, Inc.                   257,352    7          247,110    7
Kobacker Stores, Inc.                       227,655    7          227,655    7
Broomfield Tech Center Corporation          220,602    7          225,100    7
Winn-Dixie Stores, Inc.                      76,800    2           76,800    2
                                         ----------  ----      ----------  ----
                                         $3,393,386  100%      $3,410,970  100%
                                         ==========  ====      ==========  ====

Note 5.  Real Estate Held for Sale:
         -------------------------

On September 17, 1996, the Partnership entered into a purchase and sale agreement for the sale of the Partnership's property in Louisville, Kentucky, leased to Winn-Dixie Stores, Inc. ("Winn-Dixie") for $1,100,000. less selling costs, which includes a 5% brokerage commission. Completion of the transaction is subject to completion of certain due diligence procedures and the ability of the buyer to obtain financing within 120 days. Accordingly, there can be no assurance that the sale of the property will be completed. The Winn-Dixie lease provides annual rentals of $102,000 and is scheduled to expire in December 1999.

On October 17, 1996, Kobacker Stores, Inc. ("Kobacker") exercised options under the terms of its leases for properties in Eastlake and Cleveland, Ohio to purchase such properties for stated purchase prices of $165,000 and $200,000, respectively. After using a portion of the proceeds to make a partial prepayment on the mortgage loan collateralized by the Kobacker properties, the Partnership received net proceeds of $215,706. As a result of the sale and the related mortgage prepayment, Kobacker's annual rent and debt service on the mortgage loan will decrease by $36,225 and approximately $29,000, respectively.

                         CORPORATE PROPERTY ASSOCIATES
                      (a California limited partnership)


                Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS
                -----------------------------------------------


Results of Operations:
---------------------

     Although net income for the nine-month period ended September 30, 1996 reflected a decrease as compared to with the same period ended September 30, 1995, such decrease was due to an extraordinary charge of $255,000 incurred in connection with paying off a mortgage loan in the second quarter of 1996 and $161,000 of nonrecurring other income which was earned during the first and second quarters of 1995. Excluding the effects of these items, income for the comparable periods would have reflected an increase of $231,000. Net income for the comparable three-month period ended September 30, 1996 increased by $66,000.

     The increases in income excluding the effect of nonrecurring items, are primarily attributable to decreases in interest and depreciation expenses. The decrease in interest expense is due to the continuing amortization of principal of the Partnership's mortgage loans and the benefit realized from refinancing, at a lower rate of interest, the limited recourse loan collateralized by the Partnership's property leased to The Gap, Inc. (the "Gap") in April 1996. Depreciation decreased due to the full depreciation of certain components as the Partnership uses component life depreciation methods. Lease revenues for the comparable periods were stable.

     The extraordinary charge in 1996 was due to prepayment charges incurred in connection with paying off an existing mortgage on the Gap property. As a result of refinancing the mortgage loan, annual debt service on the property will decrease by $143,000. Nonrecurring other income in 1995 consisted of a concession of $42,000 allowed by a vendor in the first quarter and $119,000 received as a bankruptcy settlement in the second quarter from a claim against Storage Technology Corporation relating to its lease with the Partnership which was terminated in 1987 pursuant to an order of the bankruptcy court.


Financial Condition:
-------------------

     There has been no material change in the Partnership's financial condition since December 31, 1995. The decrease in the Partnership's cash balances is directly attributable to the cost of paying off the mortgage loan on the Gap property. Cash flow from operations was sufficient to fund payments of scheduled installments of mortgage debt and distributions to partners.

     In the event that the sale of the Partnership's property leased to Winn-Dixie Stores, Inc. ("Winn-Dixie") is completed, annual cash flow would decrease by $102,400; however, the anticipated proceeds from such proposed sale, net of costs, is approximately $1,000,000. Completion of the sale is subject to certain contingencies, including the ability of the purchaser to obtain financing. As a result of the sale of two properties leased to Kobacker Stores, Inc. ("Kobacker") in October 1996, the Partnership received approximately $216,000 after a partial prepayment on the loan collateralized by the Kobacker properties. Annual rent from the Kobacker leases will decrease by $36,000, and the Partnership's annual debt service obligation will decrease by $29,000.

     One of the Partnership's leases with IMO Industries, Inc. ("IMO") had originally been scheduled to terminate in March 1996. The lease was extended through July 1996 to enable IMO to meet its lease obligation to return the property to the Partnership in suitable condition. Until IMO makes the necessary repairs or makes some other arrangement acceptable to the Partnership, the Partnership will require IMO to continue paying rent. All rents from IMO are current. Annual rentals from this IMO lease are $91,000.

     The General Partners are currently investigating ways to provide liquidity for limited partners on a tax-effective basis.

                         CORPORATE PROPERTY ASSOCIATES
                      (a California limited partnership)



                                    PART II
                                    -------


Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

     (a)  Exhibits:

          None

     (b)  Reports on Form 8-K:

          During the quarter ended September 30, 1996, the Partnership was not required to file any reports on Form 8-K.

                         CORPORATE PROPERTY ASSOCIATES
                      (a California limited partnership)



                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CORPORATE PROPERTY ASSOCIATES
                                  (a California limited partnership)

                                  By:  W.P. Carey & Co., Inc.



      11/8/96                     By:   /s/ Claude Fernandez
     ---------                          ---------------------------------
       Date                                 Claude Fernandez
                                            Executive Vice President and
                                            Chief Administrative Officer
                                            (Principal Financial Officer)



      11/8/96                     By:   /s/ Michael D. Roberts
     ---------                          ---------------------------------
       Date                                 Michael D. Roberts
                                            First Vice President and Controller
                                            (Principal Accounting Officer)