Form 10-K405
period 1996-12-31
CORPORATE PROPERTY ASSOCIATES
filed 1997-04-03
CIK 276280

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

For the quarterly period ended                     DECEMBER 31, 1996
                              --------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 [NO FEE REQUIRED]

For the transition period from               to
                               --------------  ---------------------------------

Commission file number                 0-9174
                      ----------------------------------------------------------

                         CORPORATE PROPERTY ASSOCIATES
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

       CALIFORNIA                                          94-2572215
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                              10020
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code         (212) 492-1100
                                                  ------------------------------

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class            Name of each exchange on which registered

                NONE                                       NONE
-----------------------------------    -----------------------------------------

-----------------------------------    -----------------------------------------

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


    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                             [X]

    Aggregate market value of the voting stock held by non-affiliates of
Registrant: There is no active market for Limited Partnership Units.

                                    PART I
                                    ------


Item 1.  Business.
         ---------

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

          Except for a property in Garland, Texas, all of Registrant's real estate properties are leased to corporate tenants under long-term net leases. A net lease generally requires tenants to pay operating expenses relating to the leased properties including maintenance, real estate taxes, insurance and utilities which under other forms of leases are often paid by the lessor. Lessees are required to include Registrant as an additional insured party on all insurance policies relating to the leased properties. In addition, substantially all of the net leases include indemnification provisions which require the lessees to indemnify Registrant and the General Partners for liabilities on all matters related to the leased properties. Accordingly, Registrant believes that the insurance and indemnity provided on its behalf by its lessees provides adequate coverage for property damage and any liability claims which may arise against Registrant's ownership interests. In addition to the insurance and indemnification provisions of the leases, Registrant has contingent property and liability insurance for its properties. To the extent that any lessees are not financially able to satisfy indemnification obligations which exceed insurance reimbursements, Registrant may incur the costs necessary to repair property and settle liabilities. Presently, there are no claims pending for property damages or liability claims.

          As described above, lessees retain the obligation for the operating expenses of their leased properties so that, other than rental income, there are no significant operating data (i.e. expenses) reportable on Registrant's leased properties. As discussed in Registrant's Management's Discussion and Analysis in
Item 7, Registrant's leases generally provide for periodic rent increases which are either stated and negotiated at the inception of the lease or based on formulas indexed to increases in the Consumer Price Index. Registrant's leases have initial terms ending between 1999 and 2009 with the majority of the leases providing for multiple renewal terms at the option of the tenants, of generally 5 or 10 years per renewal term. Registrant's lease with Varo, Inc. ("Varo") for the 5th Street property initially expired in April 1996 and was extended through February 12, 1997. IMO Industries, Inc. ("IMO"), Varo's parent company and the guarantor of the Varo lease, and Registrant entered into a settlement agreement which released Varo and IMO from the 5th Street lease and, in exchange, IMO deposited $486,000 into an escrow account held by an affiliate of the Corporate General Partner representing estimated repair costs and construction management fees as Varo had not fulfilled its obligation to return the property in suitable condition. Funds in escrow will be released for the payment of repairs and maintenance for the property. Various leases include purchase options which are described in Item 2 and are generally exercisable at the greater of fair market value, as defined in the lease, or a stated amount. The Pre Finish Metals Incorporated ("Pre Finish") lease provides for a purchase option which may be exercised between June 30, 1998 and June 30, 2003. Registrant and CPA(R):2 own the Pre Finish property as tenants-in-common with 60% and 40% interests, respectively. In September 1996, Registrant entered into a purchase and sale agreement for the sale of Registrant's property in Louisville, Kentucky, leased to Winn-Dixie Stores, Inc. ("Winn-Dixie"). There can be no assurance that the Winn-Dixie sale will be completed, as the transaction is subject to the completion of certain due diligence procedures and the buyer's ability to obtain debt financing. If the proposed sale of the Winn-Dixie property is completed, Registrant would realize net proceeds of approximately $1,000,000.

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

          For the year ended December 31, 1996, revenues from properties occupied by Pre Finish, The Gap, Inc. the ("Gap") and Varo, amounted to 32%, 27% and 19%, respectively, of the total operating revenues of Registrant. No other property owned by Registrant accounted for more than 10% of its total operating revenues during 1996. Material Sciences Corporation ("MSC") is the guarantor of the Pre Finish lease. MSC's stock is traded on the New York Stock Exchange.
For MSC's fiscal year ended February 28, 1996, MSC's audited financial statements reported net sales of $236,150,000, net income of $11,979,000, total assets of $202,115,000 and shareowners' equity of $121,708,000. The Gap's stock is publicly traded, principally on the New York and Pacific Stock Exchanges.
The Gap's audited financial statements for the fiscal year ended February 3, 1996 and the unaudited financial statements for the nine-month period ended November 2, 1996, reported net sales of $4,395,253,000 and $1,382,996,000, respectively, net earnings of $354,039,000 and $134,310,000, respectively and total assets of $2,343,068,000 and $2,628,156,000, respectively and total stockholders' equity of $1,640,473,000 and $1,632,226,000, respectively. See
Note 9 to the Financial Statements in Item 8.

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

Item 2.    Properties.
           -----------

          Registrant's properties are as follows:

        LEASE                                                      TYPE OF OWNERSHIP
       OBLIGOR             TYPE OF PROPERTY         LOCATION            INTEREST
----------------------  ----------------------  -----------------  ------------------

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

UNISOURCE               Land and Office/        Anchorage,         Ownership of land
WORLDWIDE,              Warehouse Building      Alaska             and building
INC.

IMO INDUSTRIES, INC.    Land and Office/        Garland,           Ownership of land
                        Manufacturing Building  Texas              and building (1)

KOBACKER STORES,        Land and Retail Stores  In California:     Ownership of land
INC.                    - 12 locations           Fontana,          and buildings (1)
                                                 Merced, Rialto,
                                                 Stockton and two
                                                 in Sacramento
                                                In Ohio:
                                                 Cuyahoga Falls,
                                                 Freemont, Marion,
                                                 Reynoldsburg, and
                                                 Tallmadge
                                                In Indiana:
                                                 Anderson

WINN-DIXIE              Land and Supermarket    Louisville,        Ownership of land
STORES, INC.                                    Kentucky           and building

(3)                     Land and office/        Garland, Texas     Ownership of land
                        Manufacturing Building                     and building



(1) These properties are encumbered by mortgage notes payable.
(2) Only one of the locations is encumbered by a mortgage note payable.
(3) This property is vacant

          The material terms of Registrant's leases with its tenants are summarized in the following table:

               Registrant's
                  Share                 Current       Lease
Lease           of Current   Square    Rent Per    Expiration   Renewal     Ownership            Terms of             Gross
Obligor        Annual Rents  Footage   Sq.Ft.(1)    (Mo/Year)    Terms      Interest          Purchase Option       Costs (2)
-------------  ------------  -------  -----------  -----------  -------  ---------------  -----------------------  ------------

Pre Finish       $1,452,379  313,704     $7.72          06/03   YES      60% interest;    Greater of  fair market  $10,263,878
Metals Inc.                                                              as tenant-in     value of the property
                                                                         common,          or an amount equal
                                                                         remaining        to $7,873,226 plus
                                                                         interest owned   2 1/2% thereof per
                                                                         by Corporate     annum, not compounded
                                                                         Property         from 12/9/80 to the
                                                                         Associates 2     closing date.

The Gap           1,225,994  391,000      3.14          02/03   YES      100%             The greater of            11,846,079
Inc.                                                                                      fair market value
                                                                                          or $11,956,440
                                                                                          (less other amounts
                                                                                          stated in lease).

IMO
Industries Inc.     687,750  150,203      4.58          09/02   YES      100%             N/A                        5,309,237

Unisource
Worldwide,
Inc.                312,700   44,712      6.99          12/09   YES      100%             Greater of fair            2,922,529
                                                                                          market value
                                                                                          of the property
                                                                                          or purchase cost.

Kobacker
Stores, Inc.        267,315   33,032      8.09          12/06   YES      100%             N/A                        2,798,665

Broomfield
Tech                300,136  101,100      2.97          12/01    NO      100%             The purchase price         3,988,192
Center                                              AND 05/02                             shall be the greater
Corporation                                                                               of (a) approximately
                                                                                          $2,550,000 as
                                                                                          adjusted for certain
                                                                                          allowances; (b) the
                                                                                          outstanding mortgage
                                                                                          balance at the date of
                                                                                          sale on the properties'
                                                                                          plus 50% of the fair
                                                                                          market value in excess
                                                                                          of the outstanding
                                                                                          mortgage balance less
                                                                                          allowable capital improve-
                                                                                          ments funded by Broomfield
                                                                                          or (c) $2,375,000.


                Registrant's
                   Share                 Current       Lease
Lease            of Current   Square    Rent Per    Expiration   Renewal  Ownership      Terms of         Gross
Obligor         Annual Rents  Footage   Sq.Ft.(1)    (Mo/Year)    Terms    Interest   Purchase Option   Costs (2)
--------------  ------------  -------  -----------  -----------  -------  ----------  ---------------  ------------

Winn-Dixie
Stores, Inc.        $102,400   25,600      4.00          12/99   YES            100%         N/A        $1,101,904


(1) Represents rate for rent per square foot when combined with rents applicable to tenants-in-common.
(2) Includes original cost net of increases or decreases to net investment subsequent to purchase.
(3)  Partnership's share of equity rent of $497,104 plus variable debt rent.



          The material terms on the mortgage debt of Registrant's properties are summarized in the following table:


                                                Mortgage
                             Annual Interest    Balance    Annual Debt   Maturity       Estimated
    Lease Obligor                 Rate          12/31/96     Service       Date        Due at Maturity    Prepayment Provisions
---------------------------  ---------------   ----------  -----------  -----------    ---------------    ---------------------
Pre Finish Metals
  Incorporated                9.00%     (1)    $1,408,609   $955,276 (2)  07/01/98            (3)         Loan may be prepaid in
                                                                                                          full or in part (minimum
                                                                                                          of $500,000) at any time.

The Gap, Inc.                10.00              6,259,172    701,079      05/01/99       $5,632,543       Loan may be prepaid in
                                                                                                          full at any time, with a
                                                                                                          prepayment premium.

IMO Industries Inc.          10.00              2,585,302    586,749      10/01/02            (3)         After november 1, 1997,
                                                                                                          principal balance may be
                                                                                                          paid in full with a
                                                                                                          prepayment premium.

Kobacker Stores,
  Inc.                       10.50              1,025,761    174,671      01/17/06            (3)         The loan may be prepaid in
                                                                                                          full or in part (in
                                                                                                          multiples of $10,000) with
                                                                                                          prepayment premium.
Broomfield Tech
Center
  Corporation                 9.00              2,250,640    276,136      09/01/11            (3)         The loan may be prepaid in
                                                                                                          part, at any time, without
                                                                                                          a prepayment premium.

(1) Variable rate indexed to lender's prime rate.
(2) Estimate based on current interest rates.
(3) Fully amortizing.

Item 3.   Legal Proceedings.
          ------------------

          As of the date hereof, Registrant is not a party to any material pending legal proceedings.



Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

          No matter was submitted during the fourth quarter of the year ended December 31, 1996 to a vote of security holders, through the solicitation of proxies or otherwise.



                                    PART II
                                    -------



Item 5.   Market for Registrant's Common Equity and Related
          -------------------------------------------------
          Stockholder Matters.
          -------------------

          Information with respect to Registrant's common equity is hereby incorporated by reference to page 19 of Registrant's Annual Report contained in Appendix A.


Item 6.  Selected Financial Data.
         ------------------------

          Selected Financial Data are hereby incorporated by reference to page 1 of Registrant's Annual Report contained in Appendix A.



Item 7.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations.
         -------------------------

          Management's Discussion and Analysis are hereby incorporated by reference to pages 2 to 4 of Registrant's Annual Report contained in Appendix A.



Item 8.   Financial Statements and Supplementary Data.
          --------------------------------------------

          The following financial statements and supplementary data are hereby incorporated by reference to pages 5 to 15 of Registrant's Annual Report contained in Appendix A.

      (i)    Report of Independent Accountants.
      (ii)   Balance Sheets as of December 31, 1995 and 1996.
      (iii) Statements of Income for the years ended December 31, 1994, 1995 and 1996.
      (iv) Statements of Partners' Capital for the years ended December 31, 1994, 1995 and 1996.
      (v) Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996.
      (vi)   Notes to Financial Statements.



Item 9.   Disagreements on Accounting and Financial Disclosure.
          -----------------------------------------------------

          NONE

                                    PART III
                                    --------



Item 10.  Directors and Executive Officers of the Registrant.
          ---------------------------------------------------

          Registrant has no officers or directors. The directors and executive officers of the Corporate General Partner are as follows:

                                                                        Has Served as a
                                                                        Director and/or
Name                        Age             Positions Held             Officer Since (1)
--------------------------  ---  ------------------------------------  -----------------

William Polk Carey           66  Chairman of the Board                        7/78
                                 Director
Francis J. Carey             71  President                                    7/78
                                 Director
George E. Stoddard           80  Chairman of the Investment Committee        12/78
                                 Director
Madelon DeVoe Talley         65  Vice Chairman of the Board                   4/86
                                 Director
Lawrence R. Klein            76  Chairman of the Economic Policy              4/84
                                 Committee
                                 Director
Barclay G. Jones III         36  Executive Vice President                     8/82
                                 Director
Claude Fernandez             44  Executive Vice President                     3/83
                                 Chief Administrative Officer
H. Augustus Carey            39  Senior Vice President                        8/88
Anthony S. Mohl              34  Senior Vice President                        9/87
John J. Park                 32  Senior Vice President                        7/91
                                 Treasurer
Michael D. Roberts           45  First Vice President                         4/89
                                 Controller

(1) Each officer and director of the Corporate General Partner will hold office until the next annual meeting of the Board of Directors and thereafter until his successor shall have been elected and shall have qualified or until his prior death, resignation or removal.



          William Polk Carey and Francis J. Carey are brothers. H. Augustus Carey is the nephew of William Polk Carey and the son of Francis J. Carey.

          A description of the business experience of each officer and director of the Corporate General Partner is set forth below:

          William Polk Carey, Chairman and Chief Executive Officer, has been active in lease financing since 1959 and a specialist in net leasing of corporate real estate property since 1964. Before founding W.P. Carey & Co., Inc. ("W.P. Carey") in 1973, he served as Chairman of the Executive Committee of Hubbard,

Westervelt & Mottelay (now Merrill Lynch Hubbard), head of Real Estate and Equipment Financing at Loeb Rhoades & Co. (now Lehman Brothers), head of Real Estate and Private Placements, Director of Corporate Finance and Vice Chairman of the Investment Banking Board of duPont Glore Forgan Inc. A graduate of the University of Pennsylvania's Wharton School of Finance and Commerce, Mr. Carey is a Governor of the National Association of Real Estate Investment Trusts (NAREIT). He also serves on the boards of The Johns Hopkins University, The James A. Baker III Institute for Public Policy at Rice University, Templeton College of Oxford University and other educational and philanthropic institutions. He founded the Visiting Committee to the Economics Department of the University of Pennsylvania and co-founded with Dr. Lawrence R. Klein the Economics Research Institute at that University. Mr. Carey is also a Director of CPA(R):10, CIP(TM) and CPA(R):12.


          Francis J. Carey was elected President and a Managing Director of W.P. Carey in April 1987, having served as a Director since its founding in 1973. Prior to joining the firm full-time, he was a senior partner in Philadelphia, head of the Real Estate Department nationally and a member of the executive committee of the Pittsburgh based firm of Reed Smith Shaw & McClay, counsel for Registrant, the General Partners, the CPA(R) Partnerships, W.P. Carey and some of its affiliates. He served as a member of the Executive Committee and Board of Managers of the Western Savings Bank of Philadelphia from 1972 until its takeover by another bank in 1982 and is former chairman of the Real Property, Probate and Trust Section of the Pennsylvania Bar Association. Mr. Carey served as a member of the Board of Overseers of the School of Arts and Sciences of the University of Pennsylvania from 1983 through 1990. He has also served as a member of the Board of Trustees of the Investment Program Association since 1990 and on the Business Advisory Council of the Business Council for the United Nations since 1994. He holds A.B. and J.D. degrees from the University of Pennsylvania. Mr. Carey is also a Director of CPA(R):10 and CIP(TM).


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


          Madelon DeVoe Talley, Vice Chairman, is a member of the New York State Controller's Investment Committee, a Commissioner of the Port Authority of New York and New Jersey, former CIO of New York State Common Retirement Fund and a Trustee of the New York State Teachers Retirement System. She also served as a managing director of Rothschild, Inc. and as the President of its asset management division. Mrs. Talley was also a former Governor of the N.A.S.D. and a director of Biocraft Laboratories, a New York Stock Exchange company. She is an alumna of Sarah Lawrence College and the graduate school of International and Public Affairs at Columbia University.


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


          Barclay G. Jones III, Executive Vice President, Managing Director, and head of the Investment Department. Mr. Jones joined W.P. Carey as Assistant to the President in July 1982 after his graduation from the Wharton School of the University of Pennsylvania, where he majored in Finance and Economics. He was elected to the Board of Directors of W.P. Carey in April 1992. Mr. Jones is also a Director of the Wharton Business School Club of New York.

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

          H. Augustus Carey, Senior Vice President, returned to W.P. Carey in 1988 and is President of W.P. Carey's broker-dealer subsidiary. Mr. Carey previously worked for W.P. Carey from 1979 to 1981 as Assistant to the President. Prior to rejoining W.P. Carey, Mr. Carey served as a loan officer of the North American Department of Kleinwort Benson Limited in London, England.
He received an A.B. from Amherst College in 1979 and an M.Phil. in Management Studies from Oxford University in 1984. Mr. Carey is a trustee of the Oxford Management Centre Associates Council.

          Anthony S. Mohl, Senior Vice President and Director of Portfolio Management, joined W.P. Carey & Co., in 1987 as Assistant to the President after receiving his M.B.A. from the Columbia University Graduate School of Business. Mr. Mohl was employed as an analyst in the strategic planning group at Kurt Salmon Associates after receiving an undergraduate degree from Wesleyan University.

          John J. Park, Senior Vice President, Treasurer and Director of Research, joined W.P. Carey as an Investment Analyst in December 1987. Mr. Park received his undergraduate degree from Massachusetts Institute of Technology and his M.B.A. in Finance from New York University.

          Michael D. Roberts joined W. P. Carey as a Second Vice President and Assistant Controller in April 1989 and is currently First Vice President and Controller. Prior to joining W.P. Carey, Mr. Roberts was employed by Coopers & Lybrand for over 8 years, where he attained the title of audit manager. A certified public accountant, Mr. Roberts received a B.A. in sociology from Brandeis University and an M.B.A. from Northeastern University.


Item 11.  Executive Compensation.
          -----------------------

          Under the Amended Agreement of Limited Partnership of Registrant (the "Agreement"), 9/10th of 1% of Distributable Cash From Operations, as defined, is payable to the Corporate General Partner and 1/10 of 1% of Distributable Cash From Operations is payable to the Individual General Partner. The Corporate General Partner and the Individual General Partner received $12,936 and $1,418, respectively, from Registrant as their share of Distributable Cash From Operations during the year ended December 31, 1996. As owner of 200 Limited Partnership Units, the Corporate General Partner received cash distributions of $7,016 ($35.08 per Unit) during the year ended December 31, 1996. See Item 6 for the net income allocated to the General Partners under the Agreement. Registrant is not required to pay, and has not paid, any remuneration to the officers or directors of the Corporate General Partner or any other affiliate of Registrant during the year ended December 31, 1996. Although Registrant is authorized to pay the Individual General Partner a fee of up to $15,000 in any year beginning after December 31, 1978, no fee will be paid so long as Mr. Carey is the Individual General Partner and no fee may be paid to any successor Individual General Partner appointed by Mr. Carey pursuant to the Agreement.

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

Item 12.  Security Ownership of Certain Beneficial Owners and
          ---------------------------------------------------
          Management.
          -----------

          As of December 31, 1996, no person owned of record, or was known by Registrant to own beneficially more than 5% of the Limited Partnership Units of Registrant.

          The following table sets forth as of March 15, 1997 certain information as to the ownership by directors and executive officers of securities of Registrant:

                                                 Number of Units
                              Name of             and Nature of       Percent
Title of Class            Beneficial Owner     Beneficial Ownership  of Class
---------------------  ----------------------  --------------------  ---------

Limited
  Partnership Units    William Polk Carey (1)        205 units          .51%
                       Francis J. Carey
                       George E. Stoddard
                       Madelon DeVoe Talley
                       Barclay G. Jones III
                       Lawrence R. Klein
                       Claude Fernandez
                       H. Augustus Carey
                       John J. Park
                       Michael D. Roberts            ___                ----

All executive officers
and directors as a
group (11 persons)                                   205  units         .51%
                                                     ===                ====


          (1) As of March 15, 1997, the Corporate General Partner, W. P. Carey & Co., Inc., owned 205 Limited Partnership Units of Registrant. William Polk Carey, the sole shareholder of the Corporate General Partner, is the beneficial owner of these Units.


          There exists no arrangement, known to Registrant, the operation of which may at a subsequent date result in a change of control of Registrant.


Item 13.  Certain Relationships and Related Transactions.
          -----------------------------------------------


          For a description of transactions and business relationships between Registrant and its affiliates and their directors and officers, see Notes 2 and 3 to the Financial Statements in Item 8. Michael B. Pollack, Senior Vice President and Secretary of the Corporate General Partner, is a partner of Reed Smith Shaw & McClay which is engaged to perform legal services for Registrant.


          No officer or director of the Corporate General Partner or any other affiliate of Registrant or any member of the immediate family or associated organization of any such officer or director was indebted to Registrant at any time since the beginning of Registrant's last fiscal year.

                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          ------------------------------------------------------
          Form 8-K
          --------


  (a) 1.  Financial Statements:
          ---------------------

          The following financial statements are filed as a part of this Report:

  Report of Independent Accountants.

  Balance Sheets, December 31, 1995 and 1996.

  Statements of Income for the years ended December 31, 1994, 1995 and 1996.

  Statements of Partners' Capital for the years ended December 31, 1994, 1995 and 1996.

  Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996.

  Notes to Financial Statements.



  The financial statements are hereby incorporated by reference to pages 5 to 15 of Registrant's Annual Report contained in Appendix A.



  (a) 2. Financial Statement Schedule:
         -----------------------------

         The following schedule is filed as a part of this Report:

  Schedule III - Real Estate and Accumulated Depreciation as of December 31,
  1996.

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

  (a) 3   Exhibits:
          ---------

          The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.


Exhibit                                                        Method of
   No.                         Description                      Filing
-------                        -----------                     ---------

  3.1      Amended Agreement of Limited Partnership of     Exhibit 3(B) to
           Registrant dated as of October 20, 1978.        Registration
                                                           Statement S-11)
                                                           No. 2-62195
                                                           (Form 8-K)

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
           Agreement.

Exhibit                                                       Method of
   No.                       Description                        Filing
-------                      -----------                      ---------

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
            30, 1986.



Exhibit                                                                     Method of
  No.                      Description                                        Filing
-------                    -----------                                      ---------
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

   28.5     Bill of Sale dated as of May 30, 1986 from                 Exhibit 28.5 to Regis-
            PFM to Registrant and CPA(R):2.                            trant's Form 8-K dated
                                                                       July 14, 1986


Exhibit                                                                 Method of
  No.                 Description                                         Filing
--------              -----------                                       ---------
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




  (b)     Reports on Form 8-K
          -------------------

          During the quarter ended December 31, 1996 the Registrant was not required to file any reports on Form 8-K.

                                   SIGNATURES
                                   ----------


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    CORPORATE PROPERTY ASSOCIATES
                    (a California limited partnership)

                    BY:  W. P. CAREY & CO., INC.


       4/3/97       BY:  /s/ Claude Fernandez
  ----------------       ---------------------
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
                                                       George E. Stoddard
                                                       Attorney in fact
                                                       April 3, 1997
                         George E. Stoddard
                         Chairman of the Investment
                         Committee and Director

                         Dr. Lawrence R. Klein
                         Chairman of the Economic Policy
                         Committee and Director

                         Madelon DeVoe Talley
                         Vice Chairman of the Board of
                         Directors and Director

       4/3/97        BY: /s/ Claude Fernandez
  ------------------     ---------------------
  Date                   Claude Fernandez
                         Executive Vice President and
                         Chief Administrative Officer
                         (Principal Financial Officer)

       4/3/97        BY: /s/ Michael D. Roberts
  ------------------     -----------------------
  Date                   Michael D. Roberts
                         First Vice President and Controller
                         (Principal Accounting Officer)

                                                         APPENDIX A TO FORM 10-K



                         CORPORATE PROPERTY ASSOCIATES
                       (A CALIFORNIA LIMITED PARTNERSHIP)









                                    1996 ANNUAL REPORT

SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------


(In thousands except per unit amounts)


                                    1992     1993     1994     1995     1996
                                   -------  -------  -------  -------  -------

OPERATING DATA:

Revenues                            $4,102   $4,418   $4,480   $4,831   $4,589

Income before extraordinary
 item                                1,058    1,160    1,108    1,842    1,927

Net income                           1,058    1,160    1,108    1,842    1,672

Income before extraordinary
 item allocated:
   To General Partner                   11       12       11       19       19
   To Limited Partner                1,047    1,148    1,097    1,823    1,908
    Per Unit                         26.18    28.71    27.43    45.58    47.70

Net income allocated
   To General Partner                   11       12       11       19       17
   To Limited Partner                1,047    1,148    1,097    1,823    1,655
    Per Unit                         26.18    28.71    27.43    45.58    41.38

Distributions attributable (1):
   To General Partners                  12       13       13       13       14
   To Limited Partners               1,234    1,250    1,264    1,333    1,405
     Per unit                        30.86    31.25    31.53    33.32    35.13

Payment of mortgage
principal (2)                          972    1,178    1,306    1,417    1,425

BALANCE SHEET DATA:

Total assets                        26,776   25,531   24,418   23,530   22,226

Long-term
obligations (3)                     17,324    9,564   14,889   13,432   11,822


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

MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

          Results of Operations
          ---------------------

          Net income for the year ended December 31, 1996 decreased by $170,000 as compared with the prior year, primarily due to the effect of $244,000 of nonrecurring other income items included in 1995 operating results and an extraordinary charge of $255,000 relating to the prepayment of higher interest mortgage debt in 1996. Income, after adjusting for the effects of these items and a $23,000 loss from the sale of two properties, would have reflected an increase of $352,000. In spite of the lower net income for 1996, cash flow provided by operations increased.

          The increase in income, as adjusted, in 1996 was due to decreases in interest and depreciation expenses. The decrease in interest expense was due to the continuing amortization of the Partnership's limited recourse mortgage debt and the benefit from the refinancing of the mortgage loan collateralized by the property leased to The Gap, Inc. (the "Gap") in April 1996. As a result of the refinancing, the annual interest rate on the Gap property mortgage loan decreased to 7.25% from 10%. Depreciation expense decreased as the result of the full depreciation of certain components of properties of which the Partnership uses component depreciation methods. Leasing revenues were stable; however, as described below, the Partnership anticipates a decrease in lease revenues in 1997. The extraordinary charge on the extinguishment of debt resulted from prepayment charges and the costs incurred in connection with paying off the mortgage loan on the Gap property.

          Net income for the year ended December 31, 1995 increased by $734,000, compared with net income for the year ended December 31, 1994. The results for 1995 benefited from certain nonrecurring items totaling $244,000 of nonrecurring other income. The results of operations for 1995 also benefited from a decrease in property and interest expenses, and an increase in rental revenues. The decrease in property expense was due to higher costs incurred in 1994 in connection with the assessment of liquidity alternatives which included environmental reviews and property valuations. The increase in lease revenues was primarily the result of an increase in the variable mortgage interest rate on the debt component of rentals from Pre Finish Metals Incorporated ("Pre Finish"). The increased debt service payments on the Pre Finish mortgage loan were directly passed through to the tenant in the form of a rent adjustment, thereby having no impact on the Partnership's cash flow. Interest expense decreased as a result of principal payments of $1,417,000 of mortgage balances. Other income included approximately $119,000 received in cash and securities as final settlement of a bankruptcy claim on a lease which was terminated in 1985.

          Leasing revenues are projected to decrease in 1997 as the result of the sale of two properties to Kobacker Stores, Inc. ("Kobacker") in November 1996, the anticipated sale of the property leased to Winn-Dixie Stores, Inc. ("Winn-Dixie") and the termination of one of the Partnership's leases with IMO Industries, Inc. ("IMO"). The Kobacker, IMO and Winn-Dixie leases provided annual revenues of $36,000, $91,000 and $102,000, respectively. As the sale of the Winn-Dixie property is subject to certain contingencies, there is no assurance that the sale will be completed. In the event that the Winn-Dixie sale is not completed, the lease will expire in 1999. A portion of the proceeds of the Kobacker sale was applied as a principal prepayment on the mortgage loan collateralized by the Kobacker properties. The loan has been reamortized and the annual debt service requirement on the loan has been reduced by $24,000. In addition, in October 1997, annual rents on the remaining IMO lease will increase by $135,000. Accordingly, $159,000 of the $229,000 decrease in cash flow will be offset. Because the rents on the IMO lease are recorded on a straight-line basis for financial reporting purposes, the rental increase will not increase reported income. Operating cash flow will also benefit from the full year effect of the mortgage refinancing on the Gap property. As a result of this refinancing, annual debt service decreased by $143,000. In addition, a rent increase on the Gap lease is scheduled in 1998.

          Because of the long-term nature of the Partnership's net leases, inflation and changing prices have not unfavorably affected the Partnership's revenues and net income. Certain of the Partnership's net leases have increases based on formulas indexed to increases in the Consumer Price Index ("CPI") and may have caps on such CPI increases, periodic mandated rent increases or sales overrides which should increase operating revenues in the future. Future rent increases may be affected by changes in the method of the calculation of the CPI. Although there are indications that there may be legislation which changes the method of calculating the CPI, the Partnership cannot predict the outcome of any proposed changes relating to the CPI formula.


          Financial Condition
          -------------------

          Except for a property in Garland, Texas formerly leased to IMO, all of the Partnership's properties are leased to corporate tenants under long-term net leases which generally require tenants to pay all operating expenses relating to the leased properties. The Partnership depends on relatively stable cash flow from its net leases to meet operating expenses, service its debt, fund distributions and maintain adequate cash reserves. The Partnership maintains a cash reserve to fund major outlays such as capital improvements and balloon debt payments. Such expenditures may also be funded from additional borrowing on the Partnership's real estate portfolio. Since its inception, the Partnership has distributed to its partners a substantial portion of its cash flow. The Partnership's current strategy has been to utilize its funds from operations and excess cash reserves to fund an increasing rate of distributions to its partners. The Partnership's cash balance of $865,000 at December 31, 1996 is substantially unchanged from the prior year.

          Cash generated from operating activities has generally remained stable or increased over the past several years. Management generally considers its projections of cash flows and cash provided from operations as well as the Partnership's current cash balances rather than reported earnings in determining the distributions paid to limited partners. In 1996, cash provided from operations of $2,827,000 was sufficient to fund distributions of $1,418,000 and $1,325,000 of scheduled mortgage principal amortization. Management believes that its cash flow from operations and cash reserves are sufficient to continue to sustain the rate of distributions As discussed above, cash flows from operating activities are expected to decrease in 1997 due to the termination of certain leases; however, due to future rent increases and the current benefit being realized from the refinancing of a mortgage loan, such decrease is not expected to negatively impact the ability of the Partnership to maintain the current distribution rate.

          The Partnership's net cash from investing activities for 1996 consisted of $356,000 received from the sale of two properties leased to Kobacker and $100,000 from the release of funds from an escrow account. The Partnership assigned $240,000 of such proceeds to mortgage lenders as mandatory partial prepayments on mortgage loan obligations. The Partnership was not required to fund any improvements during 1996. In connection with the February 1997 agreement to release IMO from a lease on one of its properties, IMO has deposited $485,000 in an escrow account held by an affiliate of the Partnership which will be used to fund necessary repairs and maintenance on the property. Accordingly, the Partnership does not expect to use any cash reserves to maintain or improve the property. The Partnership is also considering the possibility of attempting to sell the property in its current condition in which event, it would be entitled to receive any unused funds remaining in escrow. If the proposed sale of the Winn-Dixie property is completed, the Partnership would realize net proceeds of approximately $1,000,000.

          In addition to paying quarterly distributions to partners of $1,418,000 and $1,325,000 of scheduled principal payment installments on mortgage debt, the Partnership's financing activities in 1996 included paying off the existing mortgage loan of $6,195,000 on the Gap property and obtaining a new limited recourse mortgage loan of $6,400,000 collateralized by the Gap property. The excess funds from the refinancing were used to pay the costs of obtaining the funds. Annual cash flow will increase by $143,000 as a result of the substantial decrease in the annual interest rate on the property loan.

          As a result of its stable cash flow and ability to maintain adequate reserves, the Partnership has no lines of credit or other short-term financing arrangements. Management believes the Partnership has additional borrowing capacity based on the unleveraged portion of its real estate portfolio and the continuing principal reductions of existing mortgage loans. Except for the mortgage loan on the Gap property which matures with a balloon payment of $5,608,000 in 1999, all of the Partnership's mortgage debt is fully amortizing, with such loans scheduled to be fully paid between 1998 and 2011.

          Pre Finish may exercise an option to purchase its leased property between June 1998 and 2003. Pre Finish's option would be exercisable at the greater of fair market value or $7,873,000 plus 2 1/2% per annum from December 1980 (the date of the Partnership's purchase of the property) to the closing date of sale. The Pre Finish lease provides annual cash flow (rent, net of mortgage debt service) of $497,000. Broomfield

Tech Center Corporation has an option to purchase its leased properties. Exercise of such option has not been consummated due to lack of agreement as to the option purchase price.

          Except for a property in Garland, Texas, all of the properties are currently leased to corporate tenants, all of whom are subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. The Partnership normally structures its leases to require tenants to comply with all laws. In addition, substantially all of the Partnership's net leases include indemnification provisions which require tenants to indemnify the Partnership from all liabilities and losses related to their operations at the leased properties. If the Partnership undertakes to clean up or remediate any of its leased properties, the General Partners believe that in most cases the Partnership will be entitled to full reimbursement from tenants for such costs. If the Partnership either is responsible or becomes responsible for such costs because of a tenant's failure to fulfill its obligations, the General Partners believe that the ultimate resolution of the aforementioned environmental matters will not have a material adverse effect on the Partnership's financial condition, liquidity or results of operations.

          In 1994, the Partnership voluntarily conducted Phase II reviews of certain of its properties based on the results of the Phase I environmental reviews conducted in 1993. The Partnership believes, based on the results of such reviews, that its properties are in substantial compliance with Federal and state environmental statutes and regulations. Portions of certain properties have been documented as having a limited degree of contamination, principally in connection with either leakage from underground storage tanks or surface spills from facility activities. For those conditions which were identified, the Partnership advised its tenants of such findings and of their obligations, if any, to perform any required remediation.

          The General Partners are continuing to investigate ways to provide liquidity for limited partners on a tax-effective basis.

                       REPORT of INDEPENDENT ACCOUNTANTS



To the Partners of
Corporate Property Associates:


          We have audited the accompanying balance sheets of Corporate Property Associates (a California limited partnership) as of December 31, 1995 and 1996, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1996. We have also audited the financial statement schedule included on pages 16 to 17 of this Annual Report. These financial statements and financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corporate Property Associates (a California limited partnership) as of December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the Schedule of Real Estate and Accumulated Depreciation as of December 31, 1996, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the financial information required to be included therein pursuant to Securities and Exchange Commission Regulation S-X Rule 12-28.



                                                  /s/ Coopers & Lybrand L.L.P.
New York, New York
March 17, 1997

                         CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)

                                 BALANCE SHEETS

                           December 31, 1995 and 1996


                                                   1995          1996
                                               ------------  ------------
    ASSETS:
Real estate leased to others:
 Accounted for under the
   operating method:
     Land                                      $ 3,546,994   $ 3,335,260
     Buildings                                  30,785,997    29,769,093
                                               -----------   -----------
                                                34,332,991    33,104,353
     Accumulated depreciation                   17,950,541    18,252,546
                                               -----------   -----------
                                                16,382,450    14,851,807
 Net investment in direct
   financing leases                              4,895,886     4,660,571
                                               -----------   -----------
     Real estate leased to others               21,278,336    19,512,378
Real estate held for sale                                        434,339
Cash and cash equivalents                          872,864       864,889
Escrow funds                                       100,000
Accrued interest and rents receivable              377,471       397,309
Other assets, net of accumulated
 amortization of $56,946 in 1995
 and $119,157 in 1996                              901,434     1,017,079
                                               -----------   -----------
       Total assets                            $23,530,105   $22,225,994
                                               ===========   ===========

    LIABILITIES:
Mortgage notes payable                         $14,888,807   $13,429,484
Accrued interest payable                           190,843       108,755
Accounts payable and accrued expenses               81,726        83,443
Prepaid rental income and security deposits        263,548       198,610
Accounts payable to affiliates                      46,304        45,840
                                               -----------   -----------
       Total liabilities                        15,471,228    13,866,132
                                               -----------   -----------

Commitments and contingencies

    PARTNERS' CAPITAL:
General Partners                                   (98,679)      (95,847)

Limited Partners (40,000
 Limited Partnership Units
 issued and outstanding)                         8,157,556     8,455,709
                                               -----------   -----------
       Total partners' capital                   8,058,877     8,359,862
                                               -----------   -----------

       Total liabilities and
       partners' capital                       $23,530,105   $22,225,994
                                               ===========   ===========


The accompanying notes are an integral part of the financial statements.

                         CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)

                              STATEMENTS of INCOME

              For the years ended December 31, 1994, 1995 and 1996



                                                     1994        1995        1996
                                                  ----------  ----------  -----------

Revenues:
 Rental income                                    $3,907,692  $3,994,281  $4,030,182
 Interest income from direct financing leases        518,483     525,673     510,293
 Other interest income                                54,285      66,654      48,670
 Other income                                                    244,010
                                                  ----------  ----------  ----------
                                                   4,480,460   4,830,618   4,589,145
                                                  ----------  ----------  ----------

Expenses:
 Interest on mortgages                             1,598,614   1,524,837   1,280,995
 Depreciation                                      1,106,712   1,089,758     969,570
 General and administrative                          222,086     237,800     202,551
 Property expenses                                   428,358     109,460     123,722
 Amortization                                         16,511      27,068      62,211
                                                  ----------  ----------  ----------
                                                   3,372,281   2,988,923   2,639,049
                                                  ----------  ----------  ----------

   Income before loss on sale and
     extraordinary item                            1,108,179   1,841,695   1,950,096

Loss on sale of real estate                                                   22,871
                                                  ----------  ----------  ----------

   Income before extraordinary item                1,108,179   1,841,695   1,927,225

Extraordinary charge on extinguishment of debt                               255,438
                                                  ----------  ----------  ----------

   Net income                                     $1,108,179  $1,841,695  $1,671,787
                                                  ==========  ==========  ==========

Net income allocated to:
 Individual General Partner                       $    1,108  $    1,842  $    1,672
                                                  ==========  ==========  ==========

 Corporate General Partner                        $    9,974  $   16,575  $   15,046
                                                  ==========  ==========  ==========

 Limited Partners                                 $1,097,097  $1,823,278  $1,655,069
                                                  ==========  ==========  ==========

Net income per Unit:
 (40,000 Limited Partnership
 Units outstanding)
  Income before extraordinary item                    $27.43      $45.58      $47.70
  Extraordinary item                                                           (6.32)
                                                  ----------  ----------  ----------
                                                      $27.43      $45.58      $41.38
                                                  ==========  ==========  ==========

The accompanying notes are an integral part of the financial statements.

                         CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)

                        STATEMENTS of PARTNERS' CAPITAL

              For the years ended December 31, 1994, 1995 and 1996

                                                      Partners' Capital Accounts
                                        ----------------------------------------------------
                                                                                   Limited
                                                                                  Partners'
                                                        General      Limited     Amount Per
                                           Total       Partners      Partners     Unit  (a)
                                        ------------  -----------  ------------  -----------
Balance, December 31, 1993              $ 7,690,289    $(102,363)  $ 7,792,652         $195

Distributions                            (1,269,699)     (12,699)   (1,257,000)         (31)

Net income, 1994                          1,108,179       11,082     1,097,097           27
                                        -----------    ---------   -----------         ----

Balance, December 31, 1994                7,528,769     (103,980)    7,632,749          191

Distributions                            (1,313,535)     (13,135)   (1,300,400)         (33)

Change in unrealized appreciation
 in marketable securities                     1,948           19         1,929

Net income, 1995                          1,841,695       18,417     1,823,278           46
                                        -----------    ---------   -----------         ----

Balance, December 31, 1995                8,058,877      (98,679)    8,157,556          204

Distributions                            (1,417,554)     (14,354)   (1,403,200)         (35)

Change in unrealized appreciation in
marketable securities                        46,752          468        46,284            1

Net income, 1996                          1,671,787       16,718     1,655,069           41
                                        -----------    ---------   -----------         ----

Balance, December 31, 1996              $ 8,359,862    $ (95,847)  $ 8,455,709         $211
                                        ===========    =========   ===========         ====

(a) Based on 40,000 Units issued and outstanding during all periods.



The accompanying notes are an integral part of the financial statements.

                         CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)

                            STATEMENTS of CASH FLOWS
              For the years ended December 31, 1994, 1995 and 1996


                                                                  1994          1995          1996
                                                              ------------  ------------  ------------
Cash flows from operating activities:
  Net income                                                  $ 1,108,179   $ 1,841,695   $ 1,671,787
  Adjustments to reconcile net income
   to net cash provided by operating activities:
   Depreciation and amortization                                1,123,223     1,116,826     1,031,781
   Scheduled rents on direct financing leases in
     excess of (less than) amortization of unearned income         38,590        23,576       (16,780)
   Scheduled rents on operating leases less
     than income recognized                                       (67,500)      (67,500)      (67,500)
   Securities received in connection with settlement                            (44,561)
   Loss on sale of real estate                                                                 22,871
   Extraordinary charge on extinguishment of debt                                             255,438
   Net change in operating assets and liabilities                  13,980      (203,857)      (71,066)
                                                              -----------   -----------   -----------
      Net cash provided by operating
        activities                                              2,216,472     2,666,179     2,826,531
                                                              -----------   -----------   -----------

Cash flows from investing activities:
  Proceeds from sale of real estate, net                                                      355,958
  Release of escrow funds                                                                     100,000
  Purchase of note receivable                                     (77,254)
                                                              -----------                 -----------
      Net cash (used in) provided by
        investing activities                                      (77,254)                    455,958
                                                              -----------                 -----------

Cash flows from financing activities:
  Distributions to partners                                    (1,269,699)   (1,313,535)   (1,417,554)
  Proceeds from mortgage note payable                           2,400,000                   6,400,000
  Deferred refinancing costs                                     (272,746)                   (158,149)
  Prepayment charges paid on extinguishment of debt                                          (255,438)
  Payments of mortgage principal                               (1,305,967)   (1,417,411)   (1,424,875)
  Prepayment of mortgage payable                               (2,112,194)                 (6,434,448)
                                                              -----------   -----------   -----------
      Net cash used in financing activities                    (2,560,606)   (2,730,946)   (3,290,464)
                                                              -----------   -----------   -----------

      Net decrease in cash
        and cash equivalents                                     (421,388)      (64,767)       (7,975)

Cash and cash equivalents, beginning of year                    1,359,019       937,631       872,864
                                                              -----------   -----------   -----------

   Cash and cash equivalents, end of year                     $   937,631   $   872,864   $   864,889
                                                              ===========   ===========   ===========


The accompanying notes are an integral part of the financial statements.

                        CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)

                         NOTES to FINANCIAL STATEMENTS



1.  Summary of Significant Accounting Policies:
    -------------------------------------------

     Use of Estimates:
     -----------------

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


     Real Estate Leased to Others:
     -----------------------------

      Real estate is leased to others on a net lease basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements.

      Corporate Property Associates (the "Partnership") diversifies its real estate investments among various corporate tenants engaged in different industries and by property type throughout the United States.

      The leases are accounted for under either the direct financing or operating methods. Such methods are described below:


            Direct financing method - Leases accounted for under the direct
            -----------------------
            financing method are recorded at their net investment (Note 5). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Partnership's net investment in the lease.

            Operating method - Real estate is recorded at cost, revenue is
            ----------------
            recognized as rentals are earned and expenses (including depreciation) are charged to operations as incurred.

      The Partnership assesses the recoverability of its real estate assets, including residual interests, based on projections of undiscounted cash flows over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated net realizable value.

      Substantially all of the Partnership's leases provide for either scheduled rent increases, periodic rent increases based on formulas indexed to increases in the Consumer Price Index or sales overrides.

     Depreciation:
     -------------

      Depreciation is computed using the straight-line method over the estimated useful lives of components of the particular properties, which range from 5 to 50 years.

     Cash Equivalents:
     -----------------

      The Partnership considers all short-term, highly-liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. Substantially all of the Partnership's cash and cash equivalents for both years ended December 31, 1995 and 1996 were held in the custody of three financial institutions.



                                   Continued

                         CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)

                    NOTES to FINANCIAL STATEMENTS, Continued


     Other Assets:
     -------------

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

      The Partnership's marketable equity securities, which consist of 1,948 shares of Storage Technology Corporation common stock are classified as available-for-sale securities and are reported at fair market value with the Partnership's interest in unrealized gains and losses on these securities reported as a separate component of partners' capital.

     Income Taxes:
     -------------

      A partnership is not liable for federal income taxes as each partner recognizes his proportionate share of the partnership income or loss in his tax return. Accordingly, no provision for income taxes is recognized for financial statement purposes.

     Reclassification:
     -----------------

      Certain 1994 and 1995 amounts have been reclassified to conform to the 1996 financial statement presentation.

2.   Partnership Agreement:
     ----------------------

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


      The Agreement provides that the General Partners are allocated 1% (1/10 of 1% to the Individual General Partner, William P. Carey, and 9/10 of 1% to the Corporate General Partner, W. P. Carey & Co., Inc. ("W.P. Carey")) and the Limited Partners are allocated 99% of the profits and losses as well as distributions of Distributable Cash From Operations, as defined in the Agreement. The partners are also entitled to receive net proceeds from the sale of the Partnership properties as defined in the Agreement. The General Partners may be entitled to receive a subordinated preferred return, measured based upon the cumulative proceeds arising from the sale of Partnership assets. Pursuant to the subordination provisions of the Agreement, the preferred return may be paid only after the limited partners receive 100% of their initial investment from the proceeds of asset sales and a cumulative annual return ranging from 6% to 9% since the inception of the Partnership. The General Partners interest in such preferred return amounts to approximately $145,000 based upon the cumulative proceeds from the sale of assets since the inception of the Partnership through December 31, 1996. The Partnership's ability to satisfy the subordination provisions of the Agreement may not be determinable until liquidation of a substantial portion of the Partnership's assets has been made.

3.      Transactions with Related Parties:
        ----------------------------------

      The Partnership holds a 60% ownership interest in a property as tenants-in-common with an affiliate which holds the remaining 40% interest. The Partnership accounts for its assets and liabilities relating to tenants-in-common interests on a proportional basis.


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

                                             1994      1995      1996
                                            -------  --------  --------
              Property management fee       $44,581  $ 72,881  $ 66,815
              General and administrative
               expense reimbursements        51,607    44,250    43,956
                                            -------  --------  --------
                                            $96,188  $117,131  $110,771
                                            =======  ========  ========

      During 1994, 1995 and 1996, fees aggregating $97,438, $18,338 and $10,329, respectively, were incurred for legal services performed by a firm in which the Secretary of the Corporate General Partner and other affiliates is a partner.

      The Partnership is a participant in an agreement with W.P. Carey and certain other affiliates for the purpose of leasing office space used for the administration of real estate entities and W.P. Carey and for sharing the associated costs. Pursuant to the terms of the agreement, the Partnership's share of rental, occupancy and leasehold improvement costs is based on adjusted gross revenues, as defined. Net expenses incurred in 1994, 1995 and 1996 were $15,615, $61,243 and $30,477, respectively.

4.      Real Estate Leased to Others Accounted for Under the Operating Method:
        ----------------------------------------------------------------------

      Scheduled future minimum rents, exclusive of renewals, under noncancellable operating leases amount to approximately $3,708,000 in 1997; $3,804,000 in each of the years 1998 through 2001; and aggregate approximately $23,526,000 through 2006.

      Contingent rents were approximately $56,000 in 1995 and $89,000 in 1996.
        There were no contingent rents in 1994.

5.      Net Investment in Direct Financing Leases:
        ------------------------------------------

      Net investment in direct financing leases is summarized as follows:

                                                   December 31,
                                             ------------------------
                                                1995         1996
                                             -----------  -----------
              Minimum lease payments
               receivable                    $ 6,666,724  $ 5,945,229
              Unguaranteed residual value      5,075,137    4,823,041
                                             -----------  -----------
                                              11,741,861   10,768,270
               Less, Unearned income           6,845,975    6,107,699
                                             -----------  -----------
                                             $ 4,895,886  $ 4,660,571
                                             ===========  ===========

      Scheduled future minimum rents, exclusive of renewals, under noncancellable direct financing leases amount to approximately $477,000 in each of the years 1997 to 1999, $492,000 in each of the years 2000 and 2001 and aggregate approximately $5,945,000 through 2009.



                                   Continued

                         CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)

                    NOTES to FINANCIAL STATEMENTS, Continued


6.      Mortgage Notes Payable:
        -----------------------

      Mortgage notes payable, all of which are limited recourse obligations of the Partnership or the partners, are collateralized by real property with a carrying amount as of December 31, 1996 of approximately $34,206,000, before accumulated depreciation, and the assignment of various leases. As of December 31, 1996, mortgage notes payable bear interest at rates varying from 7.25% to 10.5% per annum and mature between 1998 and 2011.

      Scheduled principal payments during each of the next five years following
        December 31, 1996 are as follows:

                   Year Ending December 31,
                   ------------------------
                        1997                       $ 1,607,968
                        1998                         1,361,997
                        1999                         6,325,539
                        2000                           658,765
                        2001                           727,079
                        Thereafter                   2,748,136
                                                   -----------
                         Total                     $13,429,484
                                                   ===========

      Interest paid was $1,604,379, $1,536,914 and $1,363,083 in 1994, 1995 and
      1996, respectively.


7.  Distributions to Partners:
    --------------------------

      Distributions are declared and paid to partners quarterly and are summarized as follows:

Year Ending     Distributions Paid to  Distributions Paid to  Limited Partners'
December 31,      General Partners       Limited Partners      Per Unit Amount
--------------  ---------------------  ---------------------  -----------------
      1994            $12,699                 $1,257,000             $31.43
                      =======                 ==========             ======
      1995            $13,135                 $1,300,400             $32.51
                      =======                 ==========             ======
      1996            $14,354                 $1,403,200             $35.08
                      =======                 ==========             ======

    Distributions of $3,556 to the General Partners and $352,000 to the Limited Partners for the quarter ended December 31, 1996 were declared and paid in January 1997.

8.  Income for Federal Tax Purposes:
    --------------------------------

      Income for financial statement purposes differs from income for Federal income tax purposes because of the difference in the treatment of certain items for income tax purposes and financial statement purposes. A reconciliation of accounting differences is as follows:

                                                 1994         1995         1996
                                              -----------  -----------  -----------
       Net income per Statements of Income    $1,108,179   $1,841,695   $1,671,787
       Excess tax depreciation                   (24,267)       1,115      (16,894)
       Other                                    (153,863)      (1,759)      38,919
                                              ----------   ----------   ----------
             Income reported for
               Federal income tax purposes    $  930,049   $1,841,051   $1,693,812
                                              ==========   ==========   ==========


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

      In 1994, 1995 and 1996, the Partnership earned its total operating revenues (rental income plus interest income from direct financing leases) from the following lease obligors:

                               1994      %       1995      %       1996      %
                            ----------  ----  ----------  ----  ----------  ----
 Pre Finish Metals
  Incorporated              $1,345,442   30%  $1,407,841   31%  $1,441,238   32%
 The Gap, Inc.               1,225,994   28    1,225,994   27    1,225,994   27
 IMO Industries, Inc.          846,743   19      846,743   19      846,743   19
 Unisource Worldwide           332,110    8      339,300    8      329,480    7
 Broomfield Tech Center
  Corporation                  269,946    6      294,136    6      300,136    7
 Kobacker Stores, Inc.         303,540    7      303,540    7      294,484    6
 Winn-Dixie Stores, Inc.       102,400    2      102,400    2      102,400    2
                            ----------  ---   ----------  ---   ----------  ---
                            $4,426,175  100%  $4,519,954  100%  $4,540,475  100%
                            ==========  ===   ==========  ===   ==========  ===


10.  Sale of Real Estate:
     --------------------

      On October 17, 1996, Kobacker Stores, Inc. ("Kobacker") exercised options under the terms of its leases for properties in Eastlake and Cleveland, Ohio to purchase such properties for stated purchase prices of $165,000 and $200,000, respectively, resulting in a loss of $22,871. A portion of the net sales proceeds was assigned to the mortgage lender on the Kobacker properties as a partial prepayment. As a result of the sale and the related mortgage prepayment of $139,507, Kobacker's annual rent will decrease by $36,225 and the Partnership's debt service on the mortgage loan will decrease $23,756.


11.     Real Estate Held for Sale:
        --------------------------

      On September 17, 1996, the Partnership entered into a purchase and sale agreement for the sale of the Partnership's property in Louisville, Kentucky, leased to Winn-Dixie Stores, Inc. ("Winn-Dixie") for $1,100,000, less selling costs, including a 5% brokerage commission. The transaction is subject to completion of certain due diligence procedures and the ability of the buyer to obtain debt financing. Accordingly, there can be no assurance that the sale of the property will be completed. The Winn-Dixie lease, which is scheduled to expire in December 1999, provides annual rentals of $102,000.


12.  Settlement Agreement:
     ---------------------

      One of the Partnership's leases with IMO Industries, Inc. ("IMO") had been scheduled to terminate in March 1996. The Partnership granted IMO an extension of three months to enable IMO to meet its lease obligation to return the property in suitable condition. As IMO did not satisfy such


                                   Continued

                         CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)

                    NOTES to FINANCIAL STATEMENTS, Continued



        obligation, the Partnership refused to release IMO from the lease and continued to collect monthly rental payments from IMO. On February 12, 1997, the Partnership and IMO entered into an agreement which released IMO from the lease. Under the agreement, IMO returned the property in "as is" condition to the Partnership, paid $485,766, representing estimated repair costs and construction management fees, into an escrow account held by an affiliate of the Partnership. Funds in escrow will only be released under certain conditions including, but not limited to, the payment of repairs and maintenance for the property.


      Rents from the terminated IMO lease contributed annual revenues of approximately $91,000. The Partnership's lease with IMO for an adjacent property currently provides for annual rent of $687,750 and has a lease term through 2002.


13.     Disclosures About Fair Value of Financial Instruments:
        ------------------------------------------------------

      The carrying amounts of cash, receivables and accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

      The Partnership's estimate of fair value of mortgage notes payable approximates the carrying amount of such mortgage note at December 31, 1996. The fair value of debt instruments was evaluated using a discounted cash flow model with discount rates which take into account the credit of the tenants and interest rate risk.



14.     Environmental Matters:
        ----------------------

      The Partnership's properties are currently leased to corporate tenants, all of which are subject to environmental statutes and regulations regarding the discharge of hazardous materials and related remediation obligations. The Partnership generally structures a lease to require the tenant to comply with all laws. In addition, substantially all of the Partnership's net leases include provisions which require tenants to indemnify the Partnership from all liabilities and losses related to their operations at the leased properties. Any costs of remediation are expected to be performed and paid by the affected tenant. In the event that the Partnership absorbs a portion of any costs because of a tenant's failure to fulfill its obligations, the General Partners believe such expenditures will not have a material adverse effect on the Partnership's financial condition, liquidity or results of operations.

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

                         CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)

              SCHEDULE OF REAL ESTATE and ACCUMULATED DEPRECIATION

                            as of December 31, 1996

                                                Initial Cost to        Cost                       Gross Amount at which Carried
                                                  Partnership       Capitalized     Decrease in   at Close of Period (c)(d)
                                              -------------------   Subsequent         Net        ------------------------------
Description                  Encumbrances     Land      Buildings  Acquisition (a) Investment (b) Land      Buildings      Total
-----------                  ------------     ----      ---------  --------------- -------------  ----      ---------      -----
Operating Method:
Office, warehouse and
 manufacturing buildings
  leased to Broomfield
 Tech Center Corporation      $ 2,250,640  $  354,970  $ 3,073,575   $  559,647               $  354,970  $ 3,633,222  $ 3,988,192
Office and manufacturing
 building leased to IMO
  Industries Inc.               2,485,302     685,026    2,006,559    2,617,652                  685,026    4,624,211    5,309,237
Office and manufacturing
 building formerly leased
  to IMO Industries Inc.                      221,474      448,641        4,384   $ (38,155)     183,319      453,025      636,344
Distribution facility
 and warehouse
 leased to
 The Gap, Inc.                  6,259,172     669,722   10,990,000      186,357                  669,722   11,176,357   11,846,079
Land leased to
 Kobacker Stores, Inc.            395,944   1,236,735                              (176,112)   1,060,623                 1,060,623
Warehouse and manufac-
 turing plant
 leased to Pre Finish
 Metals Incorporated            1,408,609     381,600    9,882,278                               381,600    9,882,278   10,263,878
                              -----------  ----------  -----------   ----------   ----------  ----------  -----------  -----------
                              $12,799,667  $3,549,527  $26,401,053   $3,368,040   $(214,267)  $3,335,260  $29,769,093  $33,104,353
                              ===========  ==========  ===========   ==========   =========   ==========  ===========  ===========

Direct financing method:
Office building and
 warehouse leased to
Unisource Worldwide,
 Inc.                                      $  298,655  $ 2,786,345                $(162,471)                           $ 2,922,529
Retail stores leased
 to Kobacker Stores,
 Inc.                         $   629,817                2,008,850   $  105,207    (376,015)                             1,738,042
                              -----------  ----------  -----------   ----------   ---------                            -----------
                              $   629,817  $  298,655  $ 4,795,195   $  105,207   $(538,486)                           $ 4,660,571
                              ===========  ==========  ===========   ==========   =========                            ===========

Real estate held for sale:
  Supermarket
  leased to Winn-Dixie
  Stores, Inc.                             $   85,000  $ 1,004,300   $   12,604               $   85,000  $ 1,016,904  $ 1,101,904
                                           ==========  ===========   ==========               ==========  ===========  ===========


                                                                Life on which
                                                                Depreciation
                                                                 in Latest
                                                                Statement of
                               Accumulated                        Income
Description                  Depreciation (d)  Date Acquired    is Computed
-----------                  ----------------  -------------    -----------

Operating Method:
Office, warehouse and
 manufacturing buildings
  leased to Broomfield                         November 17,
 Tech Center Corporation        $ 2,194,402       1978            10-30 YRS.
Office and manufacturing
 building leased to IMO
  Industries Inc.                 2,391,393    April 20, 1979     17-30 YRS.
Office and manufacturing
 building formerly leased
  to IMO Industries Inc.            453,025    April 20, 1979     17 yrs.
Distribution facility
 and warehouse
 leased to
 The Gap, Inc.                    8,189,583    July 6, 1979       5-50 yrs.
Land leased to                                 January 17, 1979
 Kobacker Stores, Inc.
Warehouse and manufac-
 turing plant
 leased to Pre Finish                          December 11, 1980  5-30 yrs.
 Metals Incorporated              5,024,143    and June 30, 1986
                                -----------
                                $18,252,546
                                ===========

Direct financing method:
Office building and
 warehouse leased to
Unisource Worldwide,                           December 28,
 Inc.                                             1979
Retail stores leased
 to Kobacker Stores,                           January 17,
 Inc.                                             1979

Real estate held for sale:
  Supermarket
  leased to Winn-Dixie                         December 28,
  Stores, Inc.                  $   667,565        1979
                                ===========

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

    (b) The decrease in net investment is due to (i) the amortization of unearned income producing a constant periodic rate of return on the net investment which is less than lease payments received and (ii) sales of property.

    (c) At December 31, 1996, the aggregate cost of real estate owned for Federal income tax purposes is $39,079,392.

    (d)

                           Reconciliation of Real Estate Accounted
                           ---------------------------------------
                              for Under the Operating Method
                              ------------------------------

                                              December 31,
                                        -------------------------
                                           1995          1996
                                        -----------  ------------

     Balance at beginning
       of year                          $34,332,991  $34,332,991

     Sales                                              (126,734)

     Reclassification to real estate
       held for sale                                  (1,101,904)
                                        -----------  -----------

     Balance at close of year           $34,332,991  $33,104,353
                                        ===========  ===========

                           Reconciliation of Accumulated Depreciation
                           ------------------------------------------

                                              December 31,
                                        -------------------------
                                           1995          1996
                                        -----------  ------------

     Balance at beginning
       of year                          $16,860,783  $17,950,541

     Reclassification to real estate
       held for sale                                    (667,565)

     Depreciation expense                 1,089,758      969,570
                                        -----------  -----------
     Balance at close of year           $17,950,541  $18,252,546
                                        ===========  ===========

PROPERTIES
--------------------------------------------------------------------------------


        LEASE                                                    TYPE OF OWNERSHIP
       OBLIGOR             TYPE OF PROPERTY        LOCATION           INTEREST
----------------------  ----------------------  ---------------  ------------------

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

UNISOURCE               Land and Office/        Anchorage,       Ownership of land
WORLDWIDE,              Warehouse Building      Alaska           and building
INC.

IMO INDUSTRIES, INC.    Land and Office/        Garland,         Ownership of land
                        Manufacturing           Texas            and building (1)
                        Building

(2)                     Land and Office/        Garland,         Ownership of land
                        Manufacturing           Texas            and building
                        Building

KOBACKER STORES,        Land and Retail Stores In California:    Ownership of land
INC.                      - 12 locations        Fontana,         and buildings (1)
                                                Merced, Rialto,
                                                Stockton and two
                                                in Sacramento
                                               In Ohio:
                                                Cuyahoga Falls,
                                                Freemont, Marion,
                                                Reynoldsburg
                                                and Tallmadge
                                               In Indiana:
                                                Anderson

WINN-DIXIE         Land and Supermarket        Louisville,       Ownership of land
STORES, INC.                                   Kentucky          and building


(1)  These properties are encumbered by mortgage notes payable.
(2)  This property is currently vacant.

MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED
     UNITHOLDER MATTERS
--------------------------------------------------------------------------------


          Except for limited or sporadic transactions, there is no established public trading market for the Limited Partnership Units of the Partnership. As of December 31, 1996 there were 1,714 holders of record of the Limited Partnership Units of the Partnership.

          In accordance with the requirements of the Partnership's Amended Agreement of Limited Partnership (the "Agreement"), contained as Exhibit A to the Prospectus, the Corporate General Partner expects to continue to make quarterly distributions of Distributable Cash from Operations as defined in the Agreement. The following table shows the frequency and amount of distributions paid per Unit since 1993:

                            Cash Distributions Paid Per Unit
                            --------------------------------
                               1994       1995       1996
                            ----------  ---------  ---------

          First quarter         $ 7.84     $ 7.94     $ 8.75
          Second quarter          7.85       8.00       8.76
          Third quarter           7.86       8.13       8.78
          Fourth quarter          7.88       8.44       8.79
                                ------     ------     ------
                                $31.43     $32.51     $35.08
                                ======     ======     ======


REPORT ON FORM 10-K
--------------------------------------------------------------------------------


          The Corporate General Partner will supply to any owner of Limited Partnership Units, upon written request and without charge, a copy of the Annual Report on Form 10-K for the year ended December 31, 1996 as filed with the Securities and Exchange Commission.