Form 10-Q
period 1997-03-31
CORPORATE PROPERTY ASSOCIATES
filed 1997-05-13
CIK 276280

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period                       MARCH 31, 1997
 ended                       -----------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the transition period from                       to
                                -------------------      -------------------

Commission file number                              0-9174
                                --------------------------------------------

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


                                                 [_]  Yes      [_]  No

                         CORPORATE PROPERTY ASSOCIATES
                      (a California limited partnership)



                                     INDEX



                                                        Page No.
                                                        --------

PART I
------

Item 1. - Financial Information*

            Balance Sheets, December 31, 1996 and
            March 31, 1997                                 2

            Statements of Income for the three
            months ended March 31, 1996 and 1997           3

            Statements of Cash Flows for the three
            months ended March 31, 1996 and 1997           4

            Notes to Financial Statements                 5-6


Item 2. - Management's Discussion of Operations            7


PART II
-------

Item 6. - Exhibits and Reports on Form 8-K                 8

Signatures                                                 9



*The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                         CORPORATE PROPERTY ASSOCIATES
                      (a California limited partnership)

                                    PART I
                                    ------

                        Item 1. - FINANCIAL INFORMATION
                        -------------------------------

                                 BALANCE SHEETS


                                               December 31,    March 31,
                                                   1996           1997
                                               -------------  ------------
                                                  (Note)      (Unaudited)

        ASSETS:

Land and buildings, net of
  accumulated depreciation of
  $18,252,546 at December 31, 1996 and
  $18,515,459 at March 31, 1997                 $14,851,807   $14,588,894
Net investment in direct financing leases         4,660,571     4,664,766
Real estate held for sale                           434,339       434,339
Cash and cash equivalents                           864,889       796,116
Accrued interest and  rents receivable              397,309       461,304
Other assets                                      1,017,079       972,168
                                                -----------   -----------

      Total assets                              $22,225,994   $21,917,587
                                                ===========   ===========

     LIABILITIES:
Mortgage notes payable                          $13,429,484   $12,992,248
Accrued interest payable                            108,755       104,870
Accounts payable and accrued expenses                83,443        83,393
Prepaid rental income and security deposits         198,610       198,610
Accounts payable to affiliates                       45,840        29,724
                                                -----------   -----------

      Total liabilities                          13,866,132    13,408,845
                                                -----------   -----------


     PARTNERS' CAPITAL:

General Partners                                    (95,847)      (94,358)


Limited Partners (40,000 Limited
Partnership Units issued and
outstanding)                                      8,455,709    8,603,100
                                                -----------  -----------

      Total partners' capital                     8,359,862    8,508,742
                                                -----------  -----------

      Total liabilities and
        partners' capital                       $22,225,994  $21,917,587
                                                ===========  ===========


The accompanying notes are an integral part of the financial statements.


Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

                         CORPORATE PROPERTY ASSOCIATES
                      (a California limited partnership)


                       STATEMENTS OF INCOME (UNAUDITED)



                                                       Three Months Ended
                                                 March 31, 1996  March 31, 1997
                                                 --------------  --------------

Revenues:
 Rental income from operating leases                 $1,007,327      $  991,606
 Interest income from direct financing leases           128,963         123,403
 Other interest income                                   13,142          13,574
 Other income                                                             5,852
                                                     ----------      ----------
                                                      1,149,432       1,134,435
                                                     ----------      ----------

Expenses:
 Interest on mortgages                                  355,715         248,072
 Depreciation                                           269,474         262,913
 General and administrative                              54,544          66,443
 Property expense                                        14,029          19,067
 Amortization                                             6,770          17,190
                                                     ----------      ----------
                                                        700,532         613,685
                                                     ----------      ----------

   Net income                                        $  448,900      $  520,750
                                                     ==========      ==========


Net income allocated
 to General Partners                                   $  4,489        $  5,208
                                                     ==========      ==========

Net income allocated
 to Limited Partners                                   $444,411        $515,542
                                                     ==========      ==========

Net income per Unit
 (40,000 Limited
 Partnership Units)                                    $  11.11        $  12.89
                                                     ==========      ==========



The accompanying notes are an integral part of the financial statements.

                         CORPORATE PROPERTY ASSOCIATES
                      (a California limited partnership)



                     STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                        Three Months Ended
                                                             March 31,
                                                        -------------------
                                                        1996           1997
                                                        ----           ----
Cash flows from operating activities:
 Net income                                           $ 448,900      $ 520,750
 Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                        276,244        280,103
   Other noncash adjustments                            (21,070)       (21,070)
   Net change in operating assets and liabilities      (286,568)       (55,764)
                                                      ---------      ---------
      Net cash provided by operating activities         417,506        724,019
                                                      ---------      ---------

Cash flows from financing activities:
 Distributions to partners                             (353,535)      (355,556)
 Payments of mortgage principal                        (350,384)      (437,236)
                                                      ---------      ---------
      Net cash used in financing activities            (703,919)      (792,792)
                                                      ---------      ---------

      Net decrease in cash and cash equivalents        (286,413)       (68,773)

   Cash and cash equivalents, beginning of period       872,864        864,889
                                                      ---------      ---------

      Cash and cash equivalents, end of period        $ 586,451      $ 796,116
                                                      =========      =========





Supplemental disclosure of cash flows information:

       Interest paid                                  $ 361,563      $ 251,957
                                                      =========      =========



The accompanying notes are an integral part of the financial statements.

                         CORPORATE PROPERTY ASSOCIATES
                      (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



Note 1.  Basis of Presentation:
         ---------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996.



Note 2.  Distributions to Partners:
         -------------------------

Distributions declared and paid to partners during the three months ended March 31, 1997 are summarized as follows:

   Quarter Ended       General Partners    Limited Partners  Per Limited Partnership Unit
-----------------      ----------------    ----------------  ----------------------------

December 31, 1996          $3,556              $352,000                $8.80
                           ======              ========                =====

A distribution of $8.81 per Limited Partner Unit for the quarter ended March 31, 1997 was declared and paid in April 1997.



Note 3.  Transactions with Related Parties:
         ---------------------------------

For the three-month period ended March 31, 1996, the Partnership incurred partnership management fees of $10,156 and general and administrative expense reimbursements of $10,517, payable to an affiliate. For the three-month period ended March 31, 1997, the Partnership incurred partnership management fees of $16,249 and general and administrative expense reimbursements of $11,787, payable to an affiliate.

The Partnership, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the three-month periods ended March 31, 1996 and 1997 were $8,179 and $9,302, respectively.

                         CORPORATE PROPERTY ASSOCIATES
                      (a California limited partnership)

            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



Note 4.  Industry Segment Information:
         ----------------------------

The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate. For the three-month periods ended March 31, 1996 and 1997, the Partnership earned its total operating revenues (rental income plus interest income from financing leases) from the following lease obligors:

                                         1996      %          1997      %
                                         ----     ---         ----     ---
Prefinish Metals Incorporated         $  359,218   31%     $  362,241   33%
The Gap, Inc.                            306,498   27         306,498   27
IMO Industries, Inc.                     211,685   19         196,437   18
Unisource Worldwide, Inc.                 82,370    7          82,370    7
Broomfield Tech Center Corporation        75,034    7          75,034    7
Kobacker Stores, Inc.                     75,885    7          66,829    6
Winn-Dixie Stores, Inc.                   25,600    2          25,600    2
                                      ----------   ---     ----------  ---
                                      $1,136,290   100%    $1,115,009  100%
                                      ==========   ===     ==========  ===


Note 5.  Real Estate Held for Sale:
         -------------------------

On September 17, 1996, the Partnership entered into a purchase and sale agreement for the sale of the Partnership's property in Louisville, Kentucky, leased to Winn-Dixie Stores, Inc. ("Winn-Dixie") for $1,100,000, less selling costs, which includes a 5% brokerage commission. Completion of the transaction is subject to completion of certain due diligence procedures and the ability of the buyer to obtain financing by May 15, 1997. Accordingly, there can be no assurance that the sale of the property will be completed. The Winn-Dixie lease provides annual rentals of $102,000 and is scheduled to expire in December 1999.



Note 6.  Property Leased to IMO Industries, Inc.:
         ---------------------------------------

One of the Partnership's leases with IMO Industries, Inc. ("IMO") had been scheduled to terminate in March 1996. The Partnership granted IMO an extension of three months to enable IMO to meet its lease obligation to return the property in suitable condition. As IMO did not satisfy such obligation, the Partnership refused to release IMO from the lease and continued to collect monthly rental payments from IMO. On February 12, 1997, the Partnership and IMO entered into an agreement which released IMO from the lease. Under the agreement, IMO returned the property in "as is" condition to the Partnership, and paid $485,766, representing estimated maintenance and repair costs and construction management fees, into an escrow account held by an affiliate for the Partnership. Funds in escrow will only be released under certain conditions including, but not limited to, the payment for repairs and maintenance on the property. Any excess funds will be released to the Partnership.

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

                         CORPORATE PROPERTY ASSOCIATES
                      (a California limited partnership)


                Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS
                -----------------------------------------------



Results of Operations:
----------------------

   Net income for the three months ended March 31, 1997 increased $72,000 as compared to net income for the three months ended March 31, 1996. The increase was primarily due to a decrease in interest expense. The decrease in interest expense was due to refinancing the limited recourse mortgage loan collateralized by the property leased to The Gap, Inc. in April 1996 at a lower interest rate and the effect of a $100,000 mortgage loan prepayment in the fourth quarter of
1996 on one of the IMO Industries, Inc. properties.    Such prepayment was paid
with funds which were released from an escrow account and assigned to the IMO mortgage lender. Lease revenues for the three month periods were stable. The slight decrease in revenues was due to lower rentals from Kobacker Stores, Inc. as a result of selling two Kobacker properties to the lessee in 1996 and the termination of the lease on one of the IMO properties in February 1997. The decrease in annual cash flow (rent less debt service) from the Kobacker properties is approximately $3,000 as a reduction in debt service resulting from using proceeds from the sale to prepay a portion of the Kobacker mortgage loan offset most of the decrease in Kobacker in cash flow resulting from lower rent from Kobacker. Annual cash flow from the IMO property was approximately $91,000.


Financial Condition:
--------------------

   There has been no material change in the Partnership's financial condition since December 31, 1996. Cash flow from operations of $724,000 was sufficient to fund distributions of $356,000 and $368,000 of total scheduled mortgage principal payments of $437,000.

   In the event that the sale of the Partnership's property leased to Winn-Dixie Stores, Inc. is completed, annual cash flow would decrease by $102,400. Anticipated sale proceeds from such proposed sale is approximately $1,100,000, less selling costs. Completion of the sale is subject to the ability of the purchaser to obtain financing. Accordingly, there can be no assurance that the sale of the property will be completed.

   The Partnership released IMO from its lease on one property in February 1997 and in exchange, IMO returned the property in an "as is" condition and paid $486,000 into an escrow account held by an affiliate of the Partnership. The escrow account is being used to fund maintenance and repair costs and construction management fees. Any unused funds will be released to the Partnership.

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

                         CORPORATE PROPERTY ASSOCIATES
                      (a California limited partnership)



                                    PART II
                                    -------



Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

     (a)   Exhibits:

           None

     (b)   Reports on Form 8-K:

           During the quarter ended March 31, 1997, the Partnership was not required to file any reports on Form 8-K.

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



                            CORPORATE PROPERTY ASSOCIATES
                            (a California limited partnership)

                            By: W.P. CAREY & CO., INC.



        05/12/97            By:   /s/ Claude Fernandez
      ------------               -----------------------
         Date                         Claude Fernandez
                                      Executive Vice President and
                                      Chief Administrative Officer
                                      (Principal Financial Officer)



        05/12/97            By:   /s/ Michael D. Roberts
      ------------               ----------------------------
         Date                         Michael D. Roberts
                                      First Vice President and Controller
                                      (Principal Accounting Officer)