Form 10-Q
period 1997-06-30
CORPORATE PROPERTY ASSOCIATES
filed 1997-08-11
CIK 276280

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               JUNE 30, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________  to ________________

Commission file number                0-9174

                          CORPORATE PROPERTY ASSOCIATES
             (Exact name of registrant as specified in its charter)

                   CALIFORNIA                                                                    94-2572215
(State or other jurisdiction of incorporation or organization)                       (I.R.S. Employer Identification No.)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                                                            10020
(Address of principal executive offices)                                                          (Zip Code)

                                 (212) 492-1100
              (Registrant's telephone number, including area code)


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

                                              /X/     Yes      / /     No


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                              / /     Yes      / /     No

                          CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)





                                      INDEX



                                                                       Page No.
                                                                       --------
 PART I

 Item 1. - Financial Information*

               Balance Sheets, December 31, 1996 and
               June 30, 1997                                                 2

               Statements of Income for the three and six
               months ended June 30, 1996 and 1997                           3

               Statements of Cash Flows for the six
               months ended June 30, 1996 and 1997                           4

               Notes to Financial Statements                               5-6


 Item 2. - Management's Discussion of Operations                             7


 PART II

 Item 6. - Exhibits and Reports on Form 8-K                                  8

 Signatures                                                                  9




*The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                          CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                                 BALANCE SHEETS


                                                    December 31,           June 30,
                                                       1996                  1997
                                                       ----                  ----
                                                      (Note)              Unaudited)
         ASSETS:

Land and buildings, net of
    accumulated depreciation of
    $18,252,546 at December 31, 1996 and
    $18,705,454 at June 30, 1997                   $ 14,851,807         $ 14,398,899
Net investment in direct financing leases             4,660,571            4,669,898
Real estate held for sale                               434,339              434,339
Cash and cash equivalents                               864,889              741,871
Accrued interest and  rents receivable                  397,309              538,425
Other assets                                          1,017,079            1,012,349
                                                   ------------         ------------

           Total assets                            $ 22,225,994         $ 21,795,781
                                                   ============         ============

         LIABILITIES:

Mortgage notes payable                             $ 13,429,484         $ 12,591,452
Accrued interest payable                                108,755              101,842
Accounts payable and accrued expenses                    83,443               47,105
Prepaid rental income and security deposits             198,610              218,610
Accounts payable to affiliates                           45,840              116,679
                                                   ------------         ------------

           Total liabilities                         13,866,132           13,075,688
                                                   ------------         ------------


         PARTNERS' CAPITAL:

General Partners                                        (95,847)             (92,245)


Limited Partners (40,000 Limited
Partnership Units issued and
outstanding)                                          8,455,709            8,812,338
                                                   ------------         ------------

           Total partners' capital                    8,359,862            8,720,093
                                                   ------------         ------------

           Total liabilities and
               partners' capital                   $ 22,225,994         $ 21,795,781
                                                   ============         ============

The accompanying notes are an integral part of the financial statements.


Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

                          CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)



                        STATEMENTS OF INCOME (UNAUDITED)


                                       Three Months Ended                     Six Months Ended
                                 June 30, 1996       June 30, 1997      June 30, 1996      June 30, 1997
                                 -------------       -------------      -------------      -------------
Revenues:
  Rental income from
    operating leases              $ 1,007,779         $   985,144         $2,015,106        $1,976,750
  Interest from direct
    financing leases                  128,964             124,342            257,927           247,745
  Other interest income                 6,520              10,994             19,662            24,568
  Other income                                                                                   5,852
                                  -----------         -----------         ----------        ----------
                                    1,143,263           1,120,480          2,292,695         2,254,915
                                  -----------         -----------         ----------        ----------

Expenses:
  Interest on mortgages               331,183             269,488            686,898           517,560
  Depreciation                        240,626             189,995            510,100           452,908
  General and
    administrative                     48,926              59,645            103,470           126,088
  Property expense                     54,276              22,297             68,305            41,364
  Amortization                         15,550              22,702             22,320            39,892
                                  -----------         -----------         ----------        ----------
                                      690,561             564,127          1,391,093         1,177,812
                                  -----------         -----------         ----------        ----------

      Income before extra-
        ordinary item                 452,702             556,353            901,602         1,077,103
  Extraordinary charge on
    extinguishment of debt           (255,438)                              (255,438)
                                  -----------         -----------         ----------        ----------

      Net income                  $   197,264         $   556,353         $  646,164        $1,077,103
                                  ===========         ===========         ==========        ==========


Net income allocated
  to General Partners             $     1,973         $     5,563         $    6,462        $   10,771
                                  ===========         ===========         ==========        ==========


Net income allocated
  to Limited Partners             $   195,291         $   550,790         $  639,702        $1,066,332
                                  ===========         ===========         ==========        ==========


Net income per Unit
  (40,000 Limited
  Partnership Units):
    Income before extra-
        ordinary charge           $     11.20         $     13.77         $    22.31        $    26.66
    Extraordinary charge                (6.32)                                 (6.32)
                                  -----------         -----------         ----------        ----------
                                  $      4.88         $     13.77         $    15.99        $    26.66
                                  ===========         ===========         ==========        ==========

The accompanying notes are an integral part of the financial statements.

                          CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)



                      STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                   Six Months Ended
                                                                        June 30,
                                                                ------------------------
                                                                1996                1997
                                                                ----                ----
Cash flows from operating activities:
  Net income                                                $   646,164         $ 1,077,103
  Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                             532,420             492,800
      Other noncash adjustments                                 213,298             (43,077)
      Net change in operating assets and liabilities            (18,163)           (100,297)
                                                            -----------         -----------
           Net cash provided by operating activities          1,373,719           1,426,529
                                                            -----------         -----------

Cash flows from financing activities:
  Distributions to partners                                    (707,475)           (711,515)
  Prepayment of mortgage payable                             (6,194,941)
  Proceeds from mortgage note payable                         6,400,000
  Deferred financing costs                                     (158,149)
  Prepayment charges paid on extinguishment of debt            (255,438)
  Payments of mortgage principal                               (673,430)           (838,032)
                                                            -----------         -----------
           Net cash used in financing activities             (1,598,433)         (1,549,547)
                                                            -----------         -----------

           Net decrease in cash and cash equivalents           (215,714)           (123,018)

      Cash and cash equivalents, beginning of period            872,864             864,889
                                                            -----------         -----------

           Cash and cash equivalents, end of period         $   657,150         $   741,871
                                                            ===========         ===========



Supplemental disclosure of cash flows information:

              Interest paid                                 $   760,933         $   524,473
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



Note 2.  Distributions to Partners:

Distributions declared and paid to partners during the six months ended June 30, 1997 are summarized as follows:


  Quarter Ended                   General Partners          Limited Partners        Per Limited Partnership Unit
  -------------                   ----------------          ----------------        ----------------------------
December 31, 1996                      $3,556                    $352,000                        $8.80
                                       ======                    ========                        =====
March 31, 1997                         $3,559                    $352,400                        $8.81
                                       ======                    ========                        =====

A distribution of $8.82 per Limited Partner Unit for the quarter ended June 30, 1997 was declared and paid in July 1997.




Note 3.  Transactions with Related Parties:

For the three-month and six-month periods ended June 30, 1996, the Partnership incurred property management fees of $14,219 and $24,375, respectively and general and administrative expense reimbursements of $11,089 and $21,606, respectively, payable to an affiliate. For the three-month and six-month periods ended June 30, 1997, the Partnership incurred property management fees of $14,395 and $30,644, respectively and general and administrative expense reimbursements of $13,362 and $25,149, respectively, payable to an affiliate.

The Partnership, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the six months ended June 30, 1996 and 1997 were $16,296 and $15,640, respectively.

                          CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)

             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



Note 4.  Industry Segment Information:

The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate. For the six-month periods ended June 30, 1996 and 1997, the Partnership earned its total operating revenues (rental income plus interest income from financing leases) from the following lease obligors:

                                                            1996          %                      1997         %
                                                            ----         ----                    ----         --
Prefinish Metals Incorporated                            $  718,887      31%                  $  725,643      33%
The Gap, Inc.                                               612,997      27                      612,997      28
IMO Industries, Inc.                                        423,371      19                      385,250      17
Unisource Worldwide, Inc.                                   164,740       7                      165,679       7
Broomfield Tech Center Corporation                          150,068       7                      150,068       7
Kobacker Stores, Inc.                                       151,770       7                      133,658       6
Winn-Dixie Stores, Inc.                                      51,200       2                       51,200       2
                                                         ----------     ----                  ----------     ---
                                                         $2,273,033     100%                  $2,224,495     100%
                                                         ==========     ====                  ==========     ====


Note 5.  Real Estate Held for Sale:

On September 17, 1996, the Partnership entered into a purchase and sale agreement for the sale of the Partnership's property in Louisville, Kentucky, leased to Winn-Dixie Stores, Inc. ("Winn-Dixie") for $1,100,000, less selling costs, which include a 5% brokerage commission. The sales transaction is scheduled to occur on August 11, 1997. The Winn-Dixie lease provides annual rentals of $102,000 and is scheduled to expire in December 1999.

                          CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)


                 Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS



Results of Operations:

      Excluding the effect of an extraordinary charge of $255,000 in the second quarter of 1996, income for the three-month and six-month periods ended June 30, 1997 increased by $104,000 and $176,000, respectively, as compared with the similar periods ended June 30, 1996. The increases were due to decreases in interest, property and depreciation expenses, and were partially offset by decreases in lease revenues and, to a lesser extent, increases in general and administrative expenses.

      The decreases in interest were due to the benefit realized on refinancing the mortgage loan on The Gap, Inc. property at a lower rate of interest in the second quarter of 1996 and the continuing amortization of mortgage loans on the Pre Finish Metals Incorporated and IMO Industries, Inc. properties. The Pre Finish Metals loan will fully amortize in 1998 and the IMO Industries loan is amortizing over ten years through 2002. The decreases in depreciation were due to the full depreciation of certain improvements which utilize component-method depreciation schedules. The decreases in property expense were due to charges incurred in 1996 for the writeoff of certain property-related receivables. The decreases in lease revenues were due to the termination of a lease with IMO Industries in February 1997 which provided annual rentals of $91,000 and a reduction in rentals from Kobacker Stores, Inc. subsequent to the sale of two Kobacker properties in the fourth quarter of 1996.


Financial Condition:

      There has been no material change in the Partnership's condition since December 31, 1996. Cash flow from operations of $1,427,000 was sufficient to fund distributions of $712,000 and $715,000 of scheduled principal payment installments of $838,000. Scheduled amortization of mortgage principal will decrease substantially beginning in July 1998 when the loan on the Pre Finish Metals property will be paid off; principal paid on the Pre Finish Metal mortgage loan during the six-month period ended June 30, 1997 amounted to $420,000. Accordingly, Management believes that the Partnership can sustain the current distribution rate even though uses of cash currently exceed cash generated from operations.

      Annual operating cash flow is expected to decrease by $102,400 when the sale of the Winn-Dixie Stores, Inc. property in Louisville, Kentucky is completed. Proceeds from the proposed sale will be approximately $1,100,000, less selling costs. The sale is scheduled to occur on August 11, 1997.

      The Partnership released IMO Industries from its lease on a property in February 1997 and in exchange, IMO returned the property in an "as is" condition and paid $486,000 into an escrow account held by an affiliate of the Partnership. The escrow account is being used to fund repair costs and construction management fees. Any unused funds will be released to the Partnership. A second lease with IMO has an initial term which expires in September 2002.

      The General Partners are currently investigating ways to provide liquidity for limited partners on a tax-effective basis.

                          CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)



                                     PART II




Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a)        Exhibits:

                    None

         (b)        Reports on Form 8-K:

                    During the quarter ended June 30, 1997, the Partnership was not required to file any reports on Form 8-K.

                          CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)





                                   SIGNATURES






         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CORPORATE PROPERTY ASSOCIATES
                                  (a California limited partnership)

                                  By: W.P. CAREY & CO., INC.




       08/08/97                   By: /s/ Steven M. Berzin
    ----------------                 ------------------------------------------
          Date                            Steven M. Berzin
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)



       08/08/97                   By: /s/ Claude Fernandez
    ----------------                 ------------------------------------------
          Date                            Claude Fernandez
                                          Executive Vice President and
                                          Chief Administrative Officer
                                          (Principal Accounting Officer)




       08/08/97                   By: /s/ Michael D. Roberts
    ----------------                 ------------------------------------------
          Date                            Michael D. Roberts
                                          First Vice President and Controller