Form 10-K405/A
period 1996-12-31
CORPORATE PROPERTY ASSOCIATES
filed 1997-09-04
CIK 276280

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

        NONE                                              NONE

           Securities registered pursuant to Section 12(g) of the Act:

                            LIMITED PARTNERSHIP UNITS
                                (Title of Class)


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

                                                              [X] Yes  [ ] No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

      Aggregate market value of the voting stock held by non-affiliates of
Registrant: There is no active market for Limited Partnership Units.

                                     Part II




Item 8.  Financial Statements and Supplementary Data.


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





                                                  /s/ Coopers & Lybrand L.L.P.
New York, New York
March 17, 1997

                          CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)

                                 BALANCE SHEETS

                           December 31, 1995 and 1996


                                                  1995            1996
                                                  ----            ----
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

                          CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)

                              STATEMENTS of INCOME

              For the years ended December 31, 1994, 1995 and 1996



                                                     1994            1995           1996
                                                  -----------     -----------    -----------
Revenues:
  Rental income                                   $ 3,907,692     $ 3,994,281    $ 4,030,182
  Interest income from direct financing leases        518,483         525,673        510,293
  Other interest income                                54,285          66,654         48,670
  Other income                                                        244,010
                                                  -----------     -----------    -----------
                                                    4,480,460       4,830,618      4,589,145
                                                  -----------     -----------    -----------

Expenses:
  Interest on mortgages                             1,598,614       1,524,837      1,280,995
  Depreciation                                      1,106,712       1,089,758        969,570
  General and administrative                          222,086         237,800        202,551
  Property expenses                                   428,358         109,460        123,722
  Amortization                                         16,511          27,068         62,211
                                                  -----------     -----------    -----------
                                                    3,372,281       2,988,923      2,639,049
                                                  -----------     -----------    -----------

    Income before loss on sale and
      extraordinary item                            1,108,179       1,841,695      1,950,096

Loss on sale of real estate                                                           22,871
                                                  -----------     -----------    -----------

    Income before extraordinary item                1,108,179       1,841,695      1,927,225

Extraordinary charge on extinguishment of debt                                       255,438
                                                  -----------     -----------    -----------

    Net income                                    $ 1,108,179     $ 1,841,695    $ 1,671,787
                                                  ===========     ===========    ===========

Net income allocated to:
  Individual General Partner                      $     1,108     $     1,842    $     1,672
                                                  ===========     ===========    ===========

  Corporate General Partner                       $     9,974     $    16,575    $    15,046
                                                  ===========     ===========    ===========

  Limited Partners                                $ 1,097,097     $ 1,823,278    $ 1,655,069
                                                  ===========     ===========    ===========

Net income per Unit:
  (40,000 Limited Partnership
  Units outstanding)
   Income before extraordinary item               $     27.43     $     45.58    $     47.70
   Extraordinary item                                                                  (6.32)
                                                  -----------     -----------    -----------
                                                  $     27.43     $     45.58    $     41.38
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

                          CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)

                         STATEMENTS of PARTNERS' CAPITAL

              For the years ended December 31, 1994, 1995 and 1996



                                                        Partners' Capital Accounts
                                        -----------------------------------------------------------
                                                                                         Limited
                                                                                         Partners'
                                                          General         Limited       Amount Per
                                           Total          Partners        Partners       Unit (a)
                                        -----------     -----------     -----------     -----------
Balance, December 31, 1993              $ 7,690,289     $  (102,363)    $ 7,792,652     $       195

Distributions                            (1,269,699)        (12,699)     (1,257,000)            (31)

Net income, 1994                          1,108,179          11,082       1,097,097              27
                                        -----------     -----------     -----------     -----------

Balance, December 31, 1994                7,528,769        (103,980)      7,632,749             191

Distributions                            (1,313,535)        (13,135)     (1,300,400)            (33)

Change in unrealized appreciation
  in marketable securities                    1,948              19           1,929

Net income, 1995                          1,841,695          18,417       1,823,278              46
                                        -----------     -----------     -----------     -----------

Balance, December 31, 1995                8,058,877         (98,679)      8,157,556             204

Distributions                            (1,417,554)        (14,354)     (1,403,200)            (35)

Change in unrealized appreciation in
 marketable securities                       46,752             468          46,284               1

Net income, 1996                          1,671,787          16,718       1,655,069              41
                                        -----------     -----------     -----------     -----------

Balance, December 31, 1996              $ 8,359,862     $   (95,847)    $ 8,455,709     $       211
                                        ===========     ===========     ===========     ===========

(a)  Based on 40,000 Units issued and outstanding during all periods.

The accompanying notes are an integral part of the financial statements.

                          CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)

                            STATEMENTS of CASH FLOWS
              For the years ended December 31, 1994, 1995 and 1996




                                                                   1994            1995            1996
                                                               -----------     -----------     -----------
Cash flows from operating activities:
   Net income                                                  $ 1,108,179     $ 1,841,695     $ 1,671,787
   Adjustments to reconcile net income
     to net cash provided by operating activities:
     Depreciation and amortization                               1,123,223       1,116,826       1,031,781
     Scheduled rents on direct financing leases in
      excess of (less than) amortization of unearned income         38,590          23,576         (16,780)
     Scheduled rents on operating leases less
      than income recognized                                       (67,500)        (67,500)        (67,500)
     Securities received in connection with settlement                             (44,561)
     Loss on sale of real estate                                                                    22,871
     Extraordinary charge on extinguishment of debt                                                255,438
     Net change in operating assets and liabilities                 13,980        (203,857)        (71,066)
                                                               -----------     -----------     -----------
        Net cash provided by operating
          activities                                             2,216,472       2,666,179       2,826,531
                                                               -----------     -----------     -----------

Cash flows from investing activities:
   Proceeds from sale of real estate, net                                                          355,958
   Release of escrow funds                                                                         100,000
   Purchase of note receivable                                     (77,254)
                                                               -----------                     -----------
        Net cash (used in) provided by
          investing activities                                     (77,254)                        455,958
                                                               -----------                     -----------

Cash flows from financing activities:
   Distributions to partners                                    (1,269,699)     (1,313,535)     (1,417,554)
   Proceeds from mortgage note payable                           2,400,000                       6,400,000
   Deferred refinancing costs                                     (272,746)                       (158,149)
   Prepayment charges paid on extinguishment of debt                                              (255,438)
   Payments of mortgage principal                               (1,305,967)     (1,417,411)     (1,424,875)
   Prepayment of mortgage payable                               (2,112,194)                     (6,434,448)
                                                               -----------     -----------     -----------
        Net cash used in financing activities                   (2,560,606)     (2,730,946)     (3,290,464)
                                                               -----------     -----------     -----------

        Net decrease in cash
          and cash equivalents                                    (421,388)        (64,767)         (7,975)

Cash and cash equivalents, beginning of year                     1,359,019         937,631         872,864
                                                               -----------     -----------     -----------

     Cash and cash equivalents, end of year                    $   937,631     $   872,864     $   864,889
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

        The Agreement provides that the General Partners are allocated 1% (1/10 of 1% to the Individual General Partner, William P. Carey, and 9/10 of 1% to the Corporate General Partner, W. P. Carey & Co., Inc. ("W.P. Carey")) and the Limited Partners are allocated 99% of the profits and losses as well as distributions of Distributable Cash From Operations, as defined in the Agreement. The partners are also entitled to receive net proceeds from the sale of the Partnership properties as defined in the Agreement. The General Partners may be entitled to receive a subordinated preferred return, measured based upon the cumulative proceeds arising from the sale of Partnership assets. Pursuant to the subordination provisions of the Agreement, the preferred return may be paid only after the limited partners receive 100% of their initial investment from the proceeds of asset sales and a cumulative annual return ranging from 6% to 9% since the inception of the Partnership. The General Partners interest in such preferred return amounts to $144,773 based upon the cumulative proceeds from the sale of assets since the inception of the Partnership through December 31, 1996. The Partnership's ability to satisfy the subordination provisions of the Agreement may not be determinable until liquidation of a substantial portion of the Partnership's assets has been made, formal plans of liquidation are adopted or limited partnership units are converted to other securities which provide the security holder with greater liquidity than a limited partnership unit. Management believes that as of the report date, ultimate payment of the preferred return is reasonably possible but not probable, as defined pursuant to Statement of Financial Accounting Standards No. 5.

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

                                                 1994        1995        1996
                                                 ----        ----        ----
                  Property management fee      $44,581    $ 72,881    $ 66,815
                  General and administrative
                    expense reimbursements      51,607      44,250      43,956
                                               -------    --------    --------
                                               $96,188    $117,131    $110,771
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


 5.  Net Investment in Direct Financing Leases:

        Net investment in direct financing leases is summarized as follows:

                                                       December 31,
                                                       ------------
                                                  1995              1996
                                                  ----              ----
               Minimum lease payments
                 receivable                   $ 6,666,724       $ 5,945,229
               Unguaranteed residual value      5,075,137         4,823,041
                                              -----------       -----------
                                               11,741,861        10,768,270
                 Less, Unearned income          6,845,975         6,107,699
                                              -----------       -----------
                                              $ 4,895,886       $ 4,660,571
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
                                               ===========

        Interest paid was $1,604,379, $1,536,914 and $1,363,083 in 1994, 1995 and 1996, respectively.


 7.  Distributions to Partners:

        Distributions are declared and paid to partners quarterly and are summarized as follows:

       Year Ending   Distributions Paid to   Distributions Paid to   Limited Partners'
       December 31,     General Partners        Limited Partners     Per Unit Amount
       ------------  ---------------------   ---------------------   -----------------
        1994             $12,699               $1,257,000                $31.43
                         =======               ==========                ======

        1995             $13,135               $1,300,400                $32.51
                         =======               ==========                ======

        1996             $14,354               $1,403,200                $35.08
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

 8.  Income for Federal Tax Purposes:

        Income for financial statement purposes differs from income for Federal income tax purposes because of the difference in the treatment of certain items for income tax purposes and financial statement purposes. A reconciliation of accounting differences is as follows:

                                                1994           1995        1996
                                                ----           ----        ----
    Net income per Statements of Income     $1,108,179     $1,841,695  $1,671,787
    Excess tax depreciation                    (24,267)         1,115     (16,894)
    Other                                     (153,863)        (1,759)     38,919
                                            ----------     ----------  ----------
         Income reported for
           Federal income tax purposes      $  930,049     $1,841,051  $1,693,812
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

        In 1994, 1995 and 1996, the Partnership earned its total operating revenues (rental income plus interest income from direct financing leases) from the following lease obligors:

                              1994              %           1995              %           1996              %
                           ----------     ----------     ----------     ----------     ----------     ----------
Pre Finish Metals
  Incorporated             $1,345,442             30%    $1,407,841             31%    $1,441,238             32%
The Gap, Inc.               1,225,994             28      1,225,994             27      1,225,994             27
IMO Industries, Inc.          846,743             19        846,743             19        846,743             19
Unisource Worldwide           332,110              8        339,300              8        329,480              7
Broomfield Tech Center
  Corporation                 269,946              6        294,136              6        300,136              7
Kobacker Stores, Inc.         303,540              7        303,540              7        294,484              6
Winn-Dixie Stores, Inc.       102,400              2        102,400              2        102,400              2
                           ----------     ----------     ----------     ----------     ----------     ----------
                           $4,426,175            100%    $4,519,954            100%    $4,540,475            100%
                           ==========     ==========     ==========     ==========     ==========     ==========

10.  Sale of Real Estate:

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


                        CORPORATE PROPERTY ASSOCIATES
                        (a California limited partnership)

                        BY:   W. P. CAREY & CO., INC.



    09/3/97             BY:    /s/ Steven M. Berzin
---------------               -------------------------------
     Date                     Claude Fernandez
                              Executive Vice President and
                              Chief Financial Officer
                              (Principal Financial Officer)



    09/3/97             BY:    /s/ Claude Fernandez
---------------               -------------------------------
     Date                     Claude Fernandez
                              Executive Vice President and
                              Chief Administrative Officer
                              (Principal Accounting Officer)