Form 10-Q/A
period 1997-03-31
CORPORATE PROPERTY ASSOCIATES
filed 1997-09-04
CIK 276280

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           MARCH 31, 1997

                                       or

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

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                                 BALANCE SHEETS


                                                   December 31,          March 31,
                                                       1996                 1997
                                                   ------------         ------------
                                                      (Note)             (Unaudited)
      ASSETS:

Land and buildings, net of
   accumulated depreciation of
   $18,252,546 at December 31, 1996 and
   $18,515,459 at March 31, 1997                   $ 14,851,807         $ 14,588,894
Net investment in direct financing leases             4,660,571            4,664,766
Real estate held for sale                               434,339              434,339
Cash and cash equivalents                               864,889              796,116
Accrued interest and  rents receivable                  397,309              461,304
Other assets                                          1,017,079              972,168
                                                   ------------         ------------

        Total assets                               $ 22,225,994         $ 21,917,587
                                                   ============         ============

      LIABILITIES:

Mortgage notes payable                             $ 13,429,484         $ 12,992,248
Accrued interest payable                                108,755              104,870
Accounts payable and accrued expenses                    83,443               83,393
Prepaid rental income and security deposits             198,610              198,610
Accounts payable to affiliates                           45,840               29,724
                                                   ------------         ------------

        Total liabilities                            13,866,132           13,408,845
                                                   ------------         ------------


      PARTNERS' CAPITAL:

General Partners                                        (95,847)             (94,358)


Limited Partners (40,000 Limited
Partnership Units issued and
outstanding)                                          8,455,709            8,603,100
                                                   ------------         ------------

        Total partners' capital                       8,359,862            8,508,742
                                                   ------------         ------------

        Total liabilities and
          partners' capital                        $ 22,225,994         $ 21,917,587
                                                   ============         ============

The accompanying notes are an integral part of the financial statements.


Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

                          CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)


                        STATEMENTS OF INCOME (UNAUDITED)




                                                         Three Months Ended
                                                   March 31, 1996   March 31, 1997
                                                   --------------   --------------
Revenues:
  Rental income from operating leases                $1,007,327       $  991,606
  Interest income from direct financing leases          128,963          123,403
  Other interest income                                  13,142           13,574
  Other income                                                             5,852
                                                     ----------       ----------
                                                      1,149,432        1,134,435
                                                     ----------       ----------

Expenses:
  Interest on mortgages                                 355,715          248,072
  Depreciation                                          269,474          262,913
  General and administrative                             54,544           66,443
  Property expense                                       14,029           19,067
  Amortization                                            6,770           17,190
                                                     ----------       ----------
                                                        700,532          613,685
                                                     ----------       ----------


     Net income                                      $  448,900       $  520,750
                                                     ==========       ==========


Net income allocated
  to General Partners                                $    4,489       $    5,208
                                                     ==========       ==========

Net income allocated
  to Limited Partners                                $  444,411       $  515,542
                                                     ==========       ==========

Net income per Unit
  (40,000 Limited
  Partnership Units)                                 $    11.11       $    12.89
                                                     ==========       ==========

The accompanying notes are an integral part of the financial statements.

                          CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)



                      STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                        Three Months Ended
                                                             March 31,
                                                      -----------------------
                                                        1996          1997
                                                      ---------     ---------
Cash flows from operating activities:
  Net income                                          $ 448,900     $ 520,750
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                       276,244       280,103
    Other noncash adjustments                           (21,070)      (21,070)
    Net change in operating assets and liabilities     (286,568)      (55,764)
                                                      ---------     ---------
       Net cash provided by operating activities        417,506       724,019
                                                      ---------     ---------

Cash flows from financing activities:
  Distributions to partners                            (353,535)     (355,556)
  Payments of mortgage principal                       (350,384)     (437,236)
                                                      ---------     ---------
       Net cash used in financing activities           (703,919)     (792,792)
                                                      ---------     ---------

       Net decrease in cash and cash equivalents       (286,413)      (68,773)

    Cash and cash equivalents, beginning of period      872,864       864,889
                                                      ---------     ---------

       Cash and cash equivalents, end of period       $ 586,451     $ 796,116
                                                      =========     =========






Supplemental disclosure of cash flows information:

         Interest paid                                $ 361,563     $ 251,957
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




Note 3.  Transactions with Related Parties:

For the three-month period ended March 31, 1996, the Partnership incurred partnership management fees of $10,156 and general and administrative expense reimbursements of $10,517, payable to an affiliate. For the three-month period ended March 31, 1997, the Partnership incurred partnership management fees of $16,249 and general and administrative expense reimbursements of $11,787, payable to an affiliate. Management believes that ultimate payment of a preferred return to the General Partners of $144,773, based upon cumulative proceeds of sales of assets, is reasonably possible but not probable, as defined pursuant to Statement of Financial Accounting Standards No. 5.

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

                          CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)

             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



Note 4. Industry Segment Information:

The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate. For the three-month periods ended March 31, 1996 and 1997, the Partnership earned its total operating revenues (rental income plus interest income from financing leases) from the following lease obligors:

                                        1996       %            1997        %
                                        ----      ----          ----       ---
Prefinish Metals Incorporated       $  359,218     31%       $  362,241     33%
The Gap, Inc.                          306,498     27           306,498     27
IMO Industries, Inc.                   211,685     19           196,437     18
Unisource Worldwide, Inc.               82,370      7            82,370      7
Broomfield Tech Center Corporation      75,034      7            75,034      7
Kobacker Stores, Inc.                   75,885      7            66,829      6
Winn-Dixie Stores, Inc.                 25,600      2            25,600      2
                                    ----------    ----       ----------    ---
                                    $1,136,290    100%       $1,115,009    100%
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

                                  CORPORATE PROPERTY ASSOCIATES
                                  (a California limited partnership)

                                  By:  W.P. CAREY & CO., INC.




    09/03/97                      BY:   /s/ Steven M. Berzin
----------------                       ----------------------------------
     Date                              Steven M. Berzin
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)



    09/03/97                      BY:   /s/ Claude Fernandez
----------------                       ----------------------------------
     Date                              Claude Fernandez
                                       Executive Vice President and
                                       Chief Administrative Officer
                                       (Principal Accounting Officer)