Form 10-Q/A
period 1997-06-30
CORPORATE PROPERTY ASSOCIATES
filed 1997-09-05
CIK 276280

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-Q/A
                               AMENDMENT NO. 1

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  JUNE 30, 1997
                               -----------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------  --------------------------

Commission file number                    0-9174
                      ---------------------------------------------------------

                          CORPORATE PROPERTY ASSOCIATES
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             CALIFORNIA                                                                 94-2572215
- -------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)            (I.R.S. Employer Identification No.)



50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                      10020
- -------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)


                                 (212) 492-1100
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

- -------------------------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                          [X]  Yes        No


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

                          CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                                 BALANCE SHEETS



                                                                       December 31,                June 30,
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

                          CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)



                      STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                            Six Months Ended
                                                                                                 June 30,
                                                                                ------------------------------------------
                                                                                    1996                          1997
                                                                                -----------                    -----------

Cash flows from operating activities:
  Net income                                                                    $   646,164                    $ 1,077,103
  Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                                 532,420                        492,800
      Other noncash adjustments                                                     213,298                        (43,077)
      Net change in operating assets and liabilities                                (18,163)                      (100,297)
                                                                                -----------                    -----------
           Net cash provided by operating activities                              1,373,719                      1,426,529
                                                                                -----------                    -----------

Cash flows from financing activities:
  Distributions to partners                                                        (707,475)                      (711,515)
  Prepayment of mortgage payable                                                 (6,194,941)
  Proceeds from mortgage note payable                                             6,400,000
  Deferred financing costs                                                         (158,149)
  Prepayment charges paid on extinguishment of debt                                (255,438)
  Payments of mortgage principal                                                   (673,430)                      (838,032)
                                                                                -----------                    -----------
           Net cash used in financing activities                                 (1,598,433)                    (1,549,547)
                                                                                -----------                    -----------

           Net decrease in cash and cash equivalents                               (215,714)                      (123,018)

      Cash and cash equivalents, beginning of period                                872,864                        864,889
                                                                                -----------                    -----------

           Cash and cash equivalents, end of period                             $   657,150                    $   741,871
                                                                                ===========                    ===========






Supplemental disclosure of cash flows information:

              Interest paid                                                     $   760,933                    $   524,473
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

                          CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)

             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



Note 4.  Industry Segment Information:

The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate. For the six-month periods ended June 30, 1996 and 1997, the Partnership earned its total operating revenues (rental income plus interest income from financing leases) from the following lease obligors:


                                                            1996         %                       1997         %
                                                         ----------     ----                  ----------     ----
Prefinish Metals Incorporated                            $  718,887      31%                  $  725,643      33%
The Gap, Inc.                                               612,997      27                      612,997      28
IMO Industries, Inc.                                        423,371      19                      385,250      17
Unisource Worldwide, Inc.                                   164,740       7                      165,679       7
Broomfield Tech Center Corporation                          150,068       7                      150,068       7
Kobacker Stores, Inc.                                       151,770       7                      133,658       6
Winn-Dixie Stores, Inc.                                      51,200       2                       51,200       2
                                                         ----------     ---                   ----------     ---
                                                         $2,273,033     100%                  $2,224,495     100%
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

                                        CORPORATE PROPERTY ASSOCIATES
                                        (a California limited partnership)

                                        By:   W.P. CAREY & CO., INC.




           09/03/97                     By:   /s/ Steven M. Berzin
           --------                           ----------------------------------
             Date                                 Steven M. Berzin
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)



           09/03/97                     By:   /s/ Claude Fernandez
           --------                           ----------------------------------
             Date                                 Claude Fernandez
                                                  Executive Vice President and
                                                  Chief Administrative Officer
                                                  (Principal Accounting Officer)