Form 10-Q
period 1997-09-30
CORPORATE PROPERTY ASSOCIATES
filed 1997-11-12
CIK 276280

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

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


________________________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)



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





                                      INDEX



                                                                        Page No.

 PART I

 Item 1. - Financial Information*

               Balance Sheets, December 31, 1996 and
               September 30, 1997                                           2

               Statements of Income for the three and nine
               months ended September 30, 1996 and 1997                     3

               Statements of Cash Flows for the nine
               months ended September 30, 1996 and 1997                     4

               Notes to Financial Statements                               5-7


 Item 2. - Management's Discussion of Operations                            8


 PART II

 Item 6. - Exhibits and Reports on Form 8-K                                 9

 Signatures                                                                10


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


                                                  December 31,     September 30,
                                                      1996             1997
                                                  ------------     ------------
                                                     (Note)         (Unaudited)
         ASSETS:

Land and buildings, net of
    accumulated depreciation of
    $18,252,546 at December 31, 1996 and
    $18,931,908 at September 30, 1997             $ 14,851,807     $ 14,172,445
Net investment in direct financing leases            4,660,571        4,674,564
Real estate held for sale                              434,339
Cash and cash equivalents                              864,889        1,588,954
Other assets                                         1,414,388        1,444,141
                                                  ------------     ------------
           Total assets                           $ 22,225,994     $ 21,880,104
                                                  ============     ============

         LIABILITIES:

Mortgage notes payable                            $ 13,429,484     $ 12,200,422
Accrued interest payable                               108,755          149,484
Accounts payable and accrued expenses                   83,443           92,482
Prepaid rental income and security deposits            198,610          198,610
Accounts payable to affiliates                          45,840           41,008
                                                  ------------     ------------
           Total liabilities                        13,866,132       12,682,006
                                                  ------------     ------------

         PARTNERS' CAPITAL:

General Partners                                       (95,847)         (87,465)


Limited Partners (40,000 Limited
Partnership Units issued and
outstanding)                                         8,455,709        9,285,563
                                                  ------------     ------------
           Total partners' capital                   8,359,862        9,198,098
                                                  ------------     ------------
           Total liabilities and
               partners' capital                  $ 22,225,994     $ 21,880,104
                                                  ============     ============

The accompanying notes are an integral part of the financial statements.


Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

                          CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)



                        STATEMENTS OF INCOME (UNAUDITED)


                                         Three Months Ended                         Nine Months Ended
                               September 30, 1996   September 30, 1997   September 30, 1996   September 30, 1997
                               ------------------   ------------------   ------------------   ------------------
Revenues:
  Rental income from
    operating leases               $ 1,008,974         $   972,577          $ 3,024,080          $ 2,949,327
  Interest from direct
    financing leases                   128,963             123,872              386,890              371,617
  Other interest income                 13,206               4,223               32,868               28,791
  Other income                                                                                         5,852
                                   -----------         -----------          -----------          -----------
                                     1,151,143           1,100,672            3,443,838            3,355,587
                                   -----------         -----------          -----------          -----------

Expenses:
  Interest on mortgages                303,479             261,733              990,377              779,293
  Depreciation                         233,016             226,454              743,116              679,362
  General and
    administrative                      54,994              83,241              158,464              209,329
  Property expense                      35,227             288,390              103,532              329,754
  Amortization                          19,945              19,946               42,265               59,838
                                   -----------         -----------          -----------          -----------
                                       646,661             879,764            2,037,754            2,057,576
                                   -----------         -----------          -----------          -----------

      Income before gain on
        sale of real estate and
        extraordinary item             504,482             220,908            1,406,084            1,298,011

Gain on sale of real estate                                607,861                                   607,861
                                   -----------         -----------          -----------          -----------

      Income before extra-
        ordinary item                  504,482             828,769            1,406,084            1,905,872

  Extraordinary charge on
    extinguishment of debt                                                     (255,438)
                                   -----------         -----------          -----------          -----------
      Net income                   $   504,482         $   828,769          $ 1,150,646          $ 1,905,872
                                   ===========         ===========          ===========          ===========


Net income allocated
  to General Partners              $     5,044         $     8,288          $    11,506          $    19,059
                                   ===========         ===========          ===========          ===========

Net income allocated
  to Limited Partners              $   499,438         $   820,481          $ 1,139,140          $ 1,886,813
                                   ===========         ===========          ===========          ===========


Net income per Unit
  (40,000 Limited
  Partnership Units):
    Income before extra-
        ordinary charge            $     12.49         $     20.51          $     34.80          $     47.17
    Extraordinary charge                                                          (6.32)
                                   -----------         -----------          -----------          -----------
                                   $     12.49         $     20.51          $     28.48          $     47.17
                                   ===========         ===========          ===========          ===========

The accompanying notes are an integral part of the financial statements.

                          CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)



                      STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                        Nine Months Ended
                                                                          September 30,
                                                                   ---------------------------
                                                                      1996            1997
                                                                   -----------     -----------
Cash flows from operating activities:
  Net income                                                       $ 1,150,646     $ 1,905,872
  Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                    785,381         739,200
      Gain on sale of real estate                                                     (607,861)
      Other noncash adjustments                                        (63,211)        (64,618)
      Extraordinary charge on extinguishment of debt                   255,438
      Net change in operating assets and liabilities                    (5,290)          6,213
                                                                   -----------     -----------
           Net cash provided by operating activities                 2,122,964       1,978,806
                                                                   -----------     -----------

Cash flows from investing activities:
  Proceeds from sale of real estate                                                  1,042,200
                                                                                   -----------
           Net cash provided by investing activities                                 1,042,200
                                                                                   -----------

Cash flows from financing activities:
  Distributions to partners                                         (1,062,222)     (1,067,879)
  Prepayment of mortgage payable                                    (6,194,941)
  Proceeds from mortgage note payable                                6,400,000
  Deferred financing costs                                            (158,149)
  Prepayment charges paid on extinguishment of debt                   (255,438)
  Payments of mortgage principal                                    (1,044,572)     (1,229,062)
                                                                   -----------     -----------
           Net cash used in financing activities                    (2,315,322)     (2,296,941)
                                                                   -----------     -----------

           Net (decrease) increase in cash and cash equivalents       (192,358)        724,065

      Cash and cash equivalents, beginning of period                   872,864         864,889
                                                                   -----------     -----------

           Cash and cash equivalents, end of period                $   680,506     $ 1,588,954
                                                                   ===========     ===========


Supplemental disclosure of cash flows information:

              Interest paid                                        $ 1,066,171     $   738,564
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



Note 2.  Distributions to Partners:

Distributions declared and paid to partners during the nine months ended September 30, 1997 are summarized as follows:



 Quarter Ended              General Partners   Limited Partners   Per Limited Partnership Unit
 -------------              ----------------   ----------------   ----------------------------
December 31, 1996               $  3,556           $352,000                $   8.80
                                ========           ========                ========
March 31, 1997                  $  3,559           $352,400                $   8.81
                                ========           ========                ========
June 30, 1997                   $  3,564           $352,800                $   8.82
                                ========           ========                ========

A distribution of $8.83 per Limited Partner Unit for the quarter ended September 30, 1997 was declared and paid in October 1997.




Note 3.  Transactions with Related Parties:

For the three-month and nine-month periods ended September 30, 1996, the Partnership incurred property management fees of $20,298 and $44,673, respectively, and general and administrative expense reimbursements of $11,415 and $33,021, respectively, payable to an affiliate. For the three-month and nine-month periods ended September 30, 1997, the Partnership incurred property management fees of $14,927 and $45,571, respectively, and general and administrative expense reimbursements of $14,191 and $39,340, respectively, payable to an affiliate. Management believes that ultimate payment of a preferred return to the General Partners of $177,773, based upon cumulative proceeds of sales of assets, is reasonably possible but not probable, as defined in Statement of Financial Accounting Standards No. 5, and no accrual for such preferred return has been reflected in the accompanying Financial Statements.

The Partnership, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the nine months ended September 30, 1996 and 1997 were $24,806 and $23,146, respectively.

                          CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)

             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)




Note 4.  Industry Segment Information:

The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate. For the nine-month periods ended September 30, 1996 and 1997, the Partnership earned its total operating revenues (rental income plus interest income from financing leases) from the following lease obligors:

                                         1996            %             1997            %
                                      ----------     ----------     ----------     ----------
Prefinish Metals Incorporated         $1,079,753             31%    $1,090,704             33%
The Gap, Inc.                            919,495             27        919,495             28
IMO Industries, Inc.                     635,057             19        574,063             17
Unisource Worldwide, Inc.                247,110              7        248,519              7
Broomfield Tech Center Corporation       225,100              7        225,100              7
Kobacker Stores, Inc.                    227,655              7        200,486              6
Winn-Dixie Stores, Inc.                   76,800              2         62,577              2
                                      ----------     ----------     ----------     ----------
                                      $3,410,970            100%    $3,320,944            100%
                                      ==========     ==========     ==========     ==========

Note 5.  Gain on Sale of Real Estate:

On August 11, 1997, the Partnership completed the sale of a property in Louisville, Kentucky, for $1,100,000 and received proceeds, net of selling costs, of $1,042,200. In connection with the sale, the Partnership recognized a gain of $607,861. The existing lease for the property with Winn-Dixie Stores, Inc., as lessee, was assigned to the purchaser.


Note 6.  Properties Leased to Broomfield Tech Center Corporation:

In October 1993, Broomfield Tech Center Corporation ("Broomfield"), the lessee of two of five properties in Broomfield, Colorado, notified the Partnership that it was exercising its option to purchase its leased properties from the Partnership. The option provided that the sale of the property would occur on May 1, 1994. The exercise price was to be the greater of (a) approximately $2,550,000, subject to adjustment for certain allowances; (b) assumption of the mortgage balances at the date of sale plus an adjustment of fifty percent of the fair value of the properties in excess of the mortgage balance, or (c) $2,375,000. Because the Partnership rejected certain claims for adjustment by Broomfield, no agreement was reached on the purchase price. Broomfield continued to pay its rent until January 1997, at which time it informed the Partnership that it would withhold rents until the purchase price issue was resolved.

The Partnership responded by informing Broomfield that the withholding of rents was impermissible under the lease. As Broomfield refused to bring its rent current in August 1997, the Partnership declared the lease in default. Since no rent has been received in 1997, the Partnership has established a reserve for uncollected rents for the entire arrearage and incurred a charge of $250,113 to property expenses. The Partnership is vigorously pursuing its remedies against Broomfield.

                          CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)

             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)





The Partnership has not paid the debt service on the limited recourse mortgage loan collateralized by the Broomfield properties since June 1997. As a result of such nonpayment, the lender has declared the loan in default and is seeking either to accelerate payment of the entire outstanding principal balance on the loan of $2,213,154 or proceed with a lawsuit to foreclose on the properties. The General Partners are evaluating various alternatives including, but not limited to, whether to bring the debt service arrearage current in exchange for the lender's withdrawal of its demand for acceleration or paying off the entire balance. In the event that the mortgage is not paid off or debt service is not brought current, the lender's sole recourse is to the collateralized properties and the assignment of the Broomfield leases.



Note 7.  Consent Solicitation:

On October 15, 1997, Carey Diversified LLC ("CDSM") filed a Consent Solicitation Statement/Prospectus ("consent solicitation") with the United States Securities and Exchange Commission. The General Partners are proposing that the Limited Partners of the nine CPA(R) limited partnerships approve a transaction in which each CPA(R) limited partnership would be merged with a subsidiary partnership of CDSM, of which CDSM is the general partner. As described in the consent solicitation, each limited partner would have the option of either exchanging his or her limited partnership units for an interest in CDSM ("Listed Shares") or to retain a limited partnership interest in the subsidiary partnership ("Subsidiary Partnership Units"). If the holders of a majority of the outstanding limited partnership units of the Partnership consent to the transaction, the merger of the Partnership with the corresponding subsidiary partnership of CDSM may be consummated. If the transaction is consummated, the General Partners will exchange a portion of their general partnership interests in exchange for Listed Shares. The transaction will not occur unless the CPA(R) Partnerships approving the transaction represent at least $200,000,000 in Total Exchange Value, as defined. There is no assurance that the holders of limited partnership units of the Partnership will consent to the transaction or that the transaction will occur.

If the transaction is completed, the Listed Shares will be listed and publicly traded on the New York Stock Exchange. Subsidiary Partnership Units will provide substantially the same economic interest and legal rights as those of a limited partnership unit in the Partnership, but will not be listed on a securities exchange. Conversion of limited partnership units to Listed Shares or Subsidiary Partnership Units will not result in a taxable event to the limited partners. The risk factors and benefits relating to the proposed transaction are described in the consent solicitation. The General Partners, as well as all the Directors of the Corporate General Partners of the CPA(R) Partnerships, have unanimously approved the proposed transaction.

                          CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)


                 Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS



Results of Operations:

      Net income for the three-month and nine-month periods ended September 30, 1997 increased by $324,000 and $755,000, respectively, as compared with the similar periods ended September 30, 1996. Excluding the effects of the $255,000 extraordinary charge on extinguishment of debt in connection with the refinancing of the mortgage loan on The Gap, Inc. property in the second quarter of 1996 and the $608,000 gain on the sale of the Partnership's property in Louisville, Kentucky leased to Winn-Dixie Stores, Inc. in the current quarter, income would have reflected decreases of $284,000 and $108,000 for the three-month and nine-month periods, respectively. The decreases in income before gain and the extraordinary charge for both comparable periods were primarily due to an increase in property expenses and, to a lesser extent, a decrease in lease revenues. These effects were partially offset by a decrease in interest expense.

      The increase in property expenses was solely due to the $250,000 charge incurred in connection with establishing a reserve for uncollected rents on the rent arrearage from Broomfield Tech Center Corporation. The decrease in lease revenues was due to the sale of two properties leased to Kobacker Stores, Inc. in November 1996 and the termination of the lease on a property occupied by IMO Industries, Inc. in January 1997. The decreases in interest expense were due to the benefit realized on the 1996 refinancing mentioned above of the mortgage loan collateralized by the property leased to The Gap and the continuing amortization of the mortgage loans on properties leased to Pre Finish Metals Incorporated and IMO Industries. The Pre Finish Metals mortgage loan will fully amortize in 1998.

      The Partnership has paid off its mortgage loan collateralized by the Kobacker Stores, Inc. properties, whereby annual cash flow will increase by $175,000 and offsets the reduction in annual cash flow of $102,000 resulting from the sale of the Winn-Dixie property.


Financial Condition:

      There has been no material change in the Partnership's condition since December 31, 1996. Cash flow from operations of $1,979,000 was not fully sufficient to fund distributions to partners and scheduled principal payment installments totalling $2,297,000, primarily due to the nonpayment of rents by Broomfield Tech Center Corporation. Cash balances increased by $724,000 since December 31, 1996 as a result of completing the sale of the Winn-Dixie property. On November 7, 1997, the Partnership used $969,000 to pay off the loan on the Kobacker properties.

      Because of its dispute with Broomfield Tech Center Corporation, the Partnership is not currently paying debt service on the limited recourse loan collateralized by the Broomfield properties. As a result of such nonpayment, the lender has declared the loan in default and proceeded with a lawsuit to foreclose on the properties. The lender has demanded an acceleration of payment of the entire outstanding principal balance on the loan of $2,213,000 and accrued interest thereon, as a condition for withdrawing its foreclosure action. As the loan is limited recourse, the lender has no recourse to any of the Partnership's assets other than the encumbered properties. The Partnership is currently evaluating whether to bring the mortgage debt service arrearage current. If the Partnership cannot reach an agreement with the lender for the withdrawal of the acceleration demand, it does not currently have sufficient cash, but has sufficient borrowing capacity, to pay off the loan, if it determines that it is in the Partnership's financial interest to do so. If necessary, the Partnership does have sufficient borrowing capacity and could raise the necessary funds from such borrowing capacity to payoff the loan.

      As more fully described in Note 7 to the Financial Statements, the General Partners have distributed to Limited Partners a consent solicitation which proposes an exchange of limited partnership units for securities in a publicly-traded limited liability company. The exchange would not result in a taxable event to the limited partners, and the General Partners believe that this proposed transaction will provide limited partners with liquidity on a tax-effective basis. There is no assurance that the proposed transaction will be completed.

                          CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)



                                     PART II




Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a)        Exhibits:

                    None

         (b)        Reports on Form 8-K:

                    During the quarter ended September 30, 1997, the Partnership was not required to file any reports on Form 8-K.

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




           11/10/97                 By: /s/ Steven M. Berzin
           --------                     ----------------------------------
             Date                           Steven M. Berzin
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)



           11/10/97                 By: /s/ Claude Fernandez
           --------                     ----------------------------------
             Date                           Claude Fernandez
                                            Executive Vice President and
                                            Chief Administrative Officer
                                            (Principal Accounting Officer)