Form 10-K405
period 1997-12-31
CORPORATE PROPERTY ASSOCIATES
filed 1998-03-25
CIK 276280

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended          DECEMBER 31, 1997

                                               or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                       to

Commission file number                       0-9174

                          CORPORATE PROPERTY ASSOCIATES
             (Exact name of registrant as specified in its charter)

         CALIFORNIA                                      94-2572215
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
   incorporation or organization)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                               10020
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code         (212) 492-1100

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class                    Name of each exchange on which
                                               registered

               NONE                                         NONE



           Securities registered pursuant to Section 12(g) of the Act:

                          SUBSIDIARY PARTNERSHIP UNITS
                                (Title of Class)


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

   Aggregate market value of the voting stock held by non-affiliates of
Registrant: There is no active market for Subsidiary Partnership Units.

                                      PART I


Item 1.  Business.

        Registrant is engaged in the business of investing in commercial and industrial real estate properties which are net leased to commercial and industrial entities. Registrant was organized as a California limited partnership on July 24, 1978. Effective January 1, 1998, the General Partner of Registrant is Carey Diversified LLC ("Carey Diversified"). W. P. Carey & Co., Inc. and William P. Carey were formerly Corporate General Partner and Individual General Partner, respectively. Carey Diversified is also the General Partner of Corporate Property Associates 2 ("CPA(R):2"), Corporate Property Associates 3 ("CPA(R):3"), Corporate Property Associates 4, a California limited partnership ("CPA(R):4"), Corporate Property Associates 5 ("CPA(R):5"), Corporate Property Associates 6 - a California limited partnership ("CPA(R):6"), Corporate Property Associates 7 - a California limited partnership ("CPA(R):7"), Corporate Property Associates 8, L.P., a Delaware limited partnership ("CPA(R):8") and Corporate Property Associates 9, L.P., a Delaware limited partnership ("CPA(R):9"). Registrant has entered into an agreement with Carey Management LLC ("Carey Management") pursuant to which Carey Management performs a variety of management services for Registrant.

        The properties owned by Registrant are described in Item 2. Registrant's entire net proceeds from the public offering, less distributions of cash from sales of properties and a working capital reserve have been fully invested in net leased commercial and industrial real estate since December 11, 1980.

        Registrant has only one industry segment which consists of the investment in and the leasing of industrial and commercial real estate. See Selected Financial Data in Item 6 for a summary of Registrant's operations. Also see the material contained in the Prospectus of Registrant dated January 16, 1979 under the heading INVESTMENT OBJECTIVES AND POLICIES.

        Substantially all of Registrant's real estate properties are leased to corporate tenants under long-term net leases. A net lease generally requires tenants to pay operating expenses relating to the leased properties including maintenance, real estate taxes, insurance and utilities which under other forms of leases are often paid by the lessor. Lessees are required to include Registrant as an additional insured party on all insurance policies relating to the leased properties. In addition, substantially all of the net leases include indemnification provisions which require the lessees to indemnify Registrant and the General Partners for liabilities on all matters related to the leased properties. Accordingly, Registrant believes that the insurance and indemnity provided on its behalf by its lessees provides adequate coverage for property damage and any liability claims which may arise against Registrant's ownership interests. In addition to the insurance and indemnification provisions of the leases, Registrant has contingent property and liability insurance for its properties. To the extent that any lessees are not financially able to satisfy indemnification obligations which exceed insurance reimbursements, Registrant may incur the costs necessary to repair property and settle liabilities. Presently, there are no claims pending for property damages or liability claims.

        As described above, lessees for net lease properties retain the obligation for the operating expenses of their leased properties so that, other than rental income, there are no significant operating data (i.e. expenses) reportable on Registrant's leased properties. As discussed in Registrant's Management's Discussion and Analysis in Item 7, Registrant's leases generally provide for periodic rent increases which are either stated and negotiated at the inception of the lease or based on formulas indexed to increases in the Consumer Price Index. Registrant's leases have initial terms ending between 1999 and 2009 with the majority of the leases providing for multiple renewal terms at the option of the tenants, of generally 5 or 10 years per renewal term. Leases may include purchase options which are described in Item 2 and are generally exercisable at the greater of fair market value, as defined in the lease, or a stated amount. The Pre Finish Metals Incorporated ("Pre Finish") lease provides for a purchase option which may be exercised between June 30, 1998 and June 30, 2003. Registrant and CPA(R):2 own the Pre Finish property as tenants-in-common with 60% and 40% interests, respectively. As more fully described in Note 11 to the Financial Statements in Item 8, Registrant has taken possession of two properties in Broomfield, Colorado.

        Since Registrant's objective has been to invest in properties which are occupied by a single corporate tenant and subject to long-term net leases backed by the credit of the corporate lessee, Registrant's properties have not been generally subject to the competitive conditions of local and regional real estate markets. In selecting its real estate investments, Registrant's strategy was to identify properties which included operations of material importance to the lessee so that the lessee would be more likely to extend its lease beyond the initial term or exercise a purchase option if such option was provided for in the lease agreement. Registrant believes that this strategy reduces its exposure to the competitive conditions of the local and regional real estate markets. Because Registrant may be affected by the financial condition of its lessees rather than the competitive conditions of the real estate marketplace, Registrant's strategy has been to diversify its investments among tenants, property types and industries in addition to achieving geographical diversification.

        For the year ended December 31, 1997, revenues from properties occupied by Pre Finish, The Gap, Inc. the ("Gap") and IMO Industries, Inc., amounted to 33%, 28% and 17%, respectively, of the total operating revenues of Registrant. No other property owned by Registrant accounted for more than 10% of its total operating revenues during 1997. Material Sciences Corporation ("MSC") is the guarantor of the Pre Finish lease. MSC's stock is traded on the New York Stock Exchange. For MSC's fiscal year ended February 28, 1997, MSC's audited financial statements reported net sales of $278,017,000, net income of $16,236,000, total assets of $254,089,000 and shareowners' equity of $133,373,000. The Gap's stock is publicly traded, principally on the New York and Pacific Stock Exchanges. The Gap's audited financial statements for the fiscal year ended February 1, 1997 and the unaudited financial statements for the nine-month period ended November 1, 1997, reported net sales of $5,284,381,000 and $4,342,346,000, respectively, net earnings of $452,859,000 and $318,285,000, respectively and total assets of $2,626,927,000 and $3,225,076,000, respectively and total stockholders' equity of $1,654,470,000 and $1,472,862,000, respectively. See Note 9 to the Financial Statements in Item 8.

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

        On October 16, 1997, Registrant distributed a Consent Solicitation Statement/Prospectus to the Limited Partners that described a proposal to consolidate Registrant with the other CPA(R) Partnerships. Proposals that each of the nine CPA(R) limited partnerships be merged with a corresponding subsidiary partnership of Carey Diversified, of which Carey Diversified is the general partner, were approved by the Limited Partners of all nine of the CPA(R) limited partnerships. Each limited partner had the option of either exchanging his or her limited partnership interest for an interest in Carey Diversified ("Listed Shares") or to retain a limited partnership interest in the subsidiary partnership ("Subsidiary Partnership Units"). On January 1, 1998, 1,681 holders representing 39,490 of the 40,000 limited partnership units exchanged such units for 1,038,587 Listed Shares with 17 holders with the remaining 510 limited partnership units exchanging such units for Subsidiary Partnership Units. The former General Partners received 349 Listed Shares for their interest in their share of the appreciation in Registrant properties.

        The Listed Shares are listed on the New York Stock Exchange. The Subsidiary Partnership Units provide substantially the same economic interest and legal rights as those of a limited partnership unit in Registrant prior to the Consolidation, but are not listed on a securities exchange. A liquidating distribution to holders of Subsidiary Partnership Units will be made after an appraisal of Registrant's properties. The date of such an appraisal is to be no later than December 31, 1998.

        Registrant does not have any employees. Carey Management, an affiliate of the General Partner of Registrant, performs accounting, secretarial and transfer services for Registrant. Chase Mellon Shareholder Services, Inc. performs certain transfer services for Registrant and The Chase Manhattan Bank performs certain banking services for Registrant. In addition, Registrant has entered into an agreement with Carey Management pursuant to which Carey Management provides certain management services for Registrant.

        Registrant's management company has responsibility for maintaining Registrant's books and records. An affiliate of the management company services the computer systems used in maintaining such books and records. In its preliminary assessment of Year 2000 issues, the affiliate believes that such issues will not have a material effect on Registrant's operations; however, such assessment has not been completed. Registrant relies on its bank and transfer agent for certain computer related services and has initiated discussions to determine whether they are addressing Year 2000 issues that might affect Registrant.


Item 2.  Properties.

         Registrant's properties are as follows:


     LEASE                                                             TYPE OF OWNERSHIP
    OBLIGOR            TYPE OF PROPERTY         LOCATION                   INTEREST
    -------            ----------------         --------               -----------------

THE GAP, INC.          Land and Distribution/   Erlanger,              Ownership of land
                       Warehouse Building       Kentucky               and building (1)

PRE FINISH METALS      Land and Warehouse/      Walbridge,             Ownership of a 60%
INCORPORATED           Manufacturing Plant      Ohio                   interest in land
                                                                       and building (1)

         (2)           Land and Office/         Broomfield,            Ownership of land
                       Warehouse/Manufac-       Colorado               and buildings (1)
                       turing Buildings -
                       2 locations

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

(3)                     Land and office/        Garland, Texas         Ownership of land
                        Manufacturing Building                         and building


(1)  These properties are encumbered by mortgage notes payable.
(2)  Registrant has engaged a property manager to manage this property.
(3)  This property is vacant

            The material terms of Registrant's leases with its tenants are summarized in the following table:

                   Registrant's
                      Share                        Current     Lease
Lease              of Current          Square       Rent Per   Expiration     Renewal     Ownership         Terms of
Obligor            Annual Rents       Footage      Sq.Ft.(1)   (Mo/Year)       Terms      Interest        Purchase Option
-------            ------------       -------      ---------   ---------       -----      --------        ---------------
Pre Finish         $1,453,001    (2)  313,704       $7.72       06/03         YES       60% interest;     Greater of  fair market
Metals Inc.(3)                                                                          as tenant-in      value of the property
                                                                                        common,           and an amount equal
                                                                                        remaining         to $7,873,226 plus
                                                                                        interest owned    2 1/2% thereof per
                                                                                        by Corporate      annum, not compounded
                                                                                        Property          from 12/9/80 to the
                                                                                        Associates 2      closing date.

The Gap            1,252,636          391,000        3.20        02/03         YES      100%              The greater of
Inc. (3)                                                                                                  fair market value
                                                                                                          and $11,956,440
                                                                                                          (less other amounts
                                                                                                          stated in lease).

IMO
Industries
Inc. (3)             822,750          150,203        5.48        09/02         YES      100%               N/A

Unisource
Worldwide,
Inc.                 312,700           44,712        6.99        12/09         YES      100%               Greater of fair
                                                                                                           market value
                                                                                                           of the property
                                                                                                           and purchase cost.

Kobacker
Stores, Inc.    Y    267,314           50,832        7.23        12/06         YES      100%               N/A


(1) Represents rate for rent per square foot when combined with rents applicable to tenants-in-common.

(2)     Partnership's share of equity rent of $497,104 plus variable debt rent.

(3)     These properties are encumbered by limited recourse mortgages.

Item 3. Legal Proceedings.

          As of the date hereof, Registrant is not a party to any material pending legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders.

           Information with respect to matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1997 is hereby incorporated by reference to page 20 of Registrant's Annual Report contained in Appendix A.



                                     PART II



Item 5. Market for Registrant's Common Equity and Related
        Stockholder Matters.

            Information with respect to Registrant's common equity is hereby incorporated by reference to page 20 of Registrant's Annual Report contained in Appendix A.


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


Item 8. Financial Statements and Supplementary Data.

            The following financial statements and supplementary data are hereby incorporated by reference to pages 5 to 16 of Registrant's Annual Report contained in Appendix A.

     (i) Report of Independent Accountants.
    (ii) Balance Sheets as of December 31, 1996 and 1997.
   (iii) Statements of Income for the years ended December 31, 1995, 1996 and 1997.
    (iv) Statements of Partners' Capital for the years ended December 31, 1995, 1996 and 1997.
     (v) Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997.
    (vi) Notes to Financial Statements.


Item 9. Disagreements on Accounting and Financial Disclosure.

            NONE

                                     PART III


Item 10. Directors and Executive Officers of the Registrant.

            Registrant has no officers or directors. The directors and executive officers of the General Partner, Carey Diversified LLC, are as follows:

                                                                  Has Served as a
                                                                  Director and/or
      Name              Age         Positions Held                Officer Since (1)
      ----              ---         --------------                -----------------
Francis J. Carey         72   Chairman of the Board                       1/98
                              Chief Executive Officer
                              Director

William Polk Carey       67   Chairman of the Executive Committee         1/98
                              Director

Steven M. Berzin         47   Vice Chairman                               1/98
                              Chief Legal Officer
                              Director

Gordon F. DuGan          31   President                                   1/98
                              Chief Acquisitions Officer
                              Director

Donald E. Nickelson      64   Chairman of the Audit Committee             1/98
                              Director

Eberhard Faber, IV       61   Director                                    1/98

Barclay G. Jones III     37   Director                                    1/98

Lawrence R. Klein        77   Director                                    1/98

Charles C. Townsend, Jr. 69   Director                                    1/98

Reginald Winssinger      55   Director                                    1/98

Claude Fernandez         45   Executive Vice President                    1/98
                              - Financial Operations

John J. Park             33   Executive Vice President                    1/98
                              Chief Financial Officer
                              Treasurer

H. Augustus Carey        40   Senior Vice President                       1/98
                              Secretary

Samantha K. Garbus       29   Vice President - Asset Management           1/98

Susan C. Hyde            29   Vice President - Shareholder Services       1/98

Robert C. Kehoe          37   Vice President - Accounting                 1/98

Edward V. LaPuma         24   Vice President - Acquisitions               1/98



            William Polk Carey and Francis J. Carey are brothers. H. Augustus Carey is the nephew of William Polk Carey and the son of Francis J. Carey.

        A description of the business experience of each officer and director of the Corporate General Partner is set forth below:

        Francis J. Carey, Chairman of the Board, Chief Executive Officer and Director, was elected President and a Managing Director of W. P. Carey & Co. ("W.P. Carey") in April 1987, having served as a Director since its founding in 1973. Prior to joining the firm full-time, he was a senior partner in Philadelphia, head of the Real Estate Department nationally and a member of the executive committee of the Pittsburgh based firm of Reed Smith Shaw & McClay, counsel for Registrant, the General Partners, the CPA(R) Partnerships, W.P. Carey and some of its affiliates. He served as a member of the Executive Committee and Board of Managers of the Western Savings Bank of Philadelphia from 1972 until its takeover by another bank in 1982 and is former chairman of the Real Property, Probate and Trust Section of the Pennsylvania Bar Association. Mr. Carey served as a member of the Board of Overseers of the School of Arts and Sciences of the University of Pennsylvania from 1983 through 1990. He has also served as a member of the Board of Trustees of the Investment Program Association since 1990 and on the Business Advisory Council of the Business Council for the United Nations since 1994. He holds A.B. and J.D. degrees from the University of Pennsylvania.

        Gordon F. DuGan, President, Chief Acquisitions Officer and Director, was elected Executive Vice President and a Managing Director of W.P. Carey in June 1997. Mr. Dugan rejoined W.P. Carey as Deputy Head of Acquisitions in February 1997. Mr. Dugan was until September 1995 a Senior Vice President in the Acquisitions Department of W.P. Carey. Mr. Dugan joined W.P. Carey as Assistant to the Chairman in May 1988, after graduating from the Wharton School at the University of Pennsylvania where he concentrated in Finance. From October 1995 until February 1997, Mr. Dugan was Chief Financial Officer of Superconducting Core Technologies, Inc., a Colorado-based wireless communications equipment manufacturer.

        Steven M. Berzin, Vice Chairman, Chief Legal Officer and Director, was elected Executive Vice President, Chief Financial Officer, Chief Legal Officer and a Managing Director of W.P. Carey in July 1997. From 1993 to 1997, Mr. Berzin was Vice President - Business Development of General Electric Capital Corporation in the office of the Executive Vice President and, more recently, in the office of the President, where he was responsible for business development activities and acquisitions. From 1985 to 1992, Mr. Berzin held various positions with Financial Guaranty Insurance Company, the last two being Managing Director, Corporate Development and Senior Vice President and Chief Financial Officer. Mr. Berzin associated with the law firm of Cravath, Swaine & Moore from 1978 to 1985 and from 1976 to 1977, he served as law clerk to the Honorable Anthony M. Kennedy, then a United States Circuit Judge. Mr. Berzin received a B.A. and M.A. in Applied Mathematics from Harvard University, a B.A. in Jurisprudence and an M.A. from Oxford University and a J.D. from Harvard Law School..

        Donald E. Nickelson, Chairman of the Audit Committee and Director, serves as Chairman of the Board and a Director of Greenfield Industries, Inc. and a Director of Allied Healthcare Products, Inc. Mr. Nickelson is Vice-Chairman and a Director of the Harbor Group, a leverage buy-out firm. He is also a Director of Sugen Corporation and D.T.I. Industries, Inc. and a Trustee of mainstay Mutual Fund Group. From 1986 to 1988, Mr. Nickelson was President of PaineWebber Incorporated; from 1988 to 1990, he was President of the PaineWebber Group; and from 1980 to 1993 a Director. Prior to 1986, Mr. Nickelson served in various capacities with affiliates of PaineWebber Incorporated and its predecessor firm. From 1988 to 1989, Mr. Nickelson was a Director of a diverse group of corporations in the manufacturing, service and retail sectors, including Wyndham Baking Co., Inc., Hoover Group, Inc., Peebles, Inc. and Motor Wheel Corporation. He is a former Chairman of National Car Rentals, inc. Mr. Nickelson is also a former Director of the Chicago Board Options Exchange and is the former Chairman of the Pacific Stock Exchange.

        William Polk Carey, Chairman of the Executive Committee and Director, has been active in lease financing since 1959 and a specialist in net leasing of corporate real estate property since 1964. Before founding W.P. Carey in 1973, he served as Chairman of the Executive Committee of Hubbard, Westervelt & Mottelay (now Merrill Lynch Hubbard), head of Real Estate and Equipment Financing at Loeb Rhoades & Co. (now Lehman Brothers), head of Real Estate and Private Placements, Director of Corporate Finance and Vice Chairman of the Investment Banking Board of duPont Glore Forgan Inc. A graduate of the University of Pennsylvania's Wharton School of Finance and Commerce, Mr. Carey is a Governor of the National Association of Real Estate Investment Trusts (NAREIT). He also serves on the boards of The Johns Hopkins University, The James A. Baker III Institute for Public Policy at Rice University, Templeton College of

Oxford University and other educational and philanthropic institutions. He founded the Visiting Committee to the Economics Department of the University of Pennsylvania and co-founded with Dr. Lawrence R. Klein the Economics Research Institute at that University. Mr. Carey is also a Director of CPA(R):10, CIP(TM) and CPA(R):12.

        Eberhard Faber IV, is currently a Director of PNC Bank, N.A., Chairman of the Board and Director of the newspaper Citizens Voice, a Director of Ertley's Motorworld, Inc., Vice-Chairman of the Board of King's College and a Director of Geisinger Wyoming Valley Hospital. Mr. Faber served as Chairman and Chief Executive Officer of Eberhard Faber, Inc., from 1973 to 1987. Mr. Faber also served as the Director of the Philadelphia Federal Reserve Bank, including service as the Chairman of its Budget and Operations Committee from 1980 to 1986. Mr. Faber has served on the boards of several companies, including First Eastern bank from 1980 to 1993.

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

        Lawrence R. Klein, Director, is Benjamin Franklin Professor of Economics Emeritus at the University of Pennsylvania, having joined the faculty of Economics and the Wharton School in 1958. He holds earned degrees from the University of California at Berkeley and Massachusetts Institute of Technology and has been awarded the Nobel Prize in Economics as well as over 20 honorary degrees. Founder of Wharton Econometric Forecasting Associates, Inc., Dr. Klein has been counselor to various corporations, governments, and government agencies including the Federal Reserve Board and the President's Council of Economic Advisers.

        Charles C. Townsend, Jr., Director, currently is an Advisory Director of Morgan Stanley & Co., having held such position since 1979. Mr. Townsend was a Partner and a Managing Director of Morgan Stanley & Co. from 1963 to 1978 and served as Chairman of Morgan Stanley Realty Corporation from 1977 to 1982. Mr. Townsend holds a B.S.E.E. from Princeton University and an M.B.A. from Harvard University. Mr. Townsend serves as Director of CIP(TM) and CPA(R)14.

        Reginald Winssinger, Director, is currently Chairman of the Board and Director of Horizon Real Estate Group, Inc. Mr. Winssinger has managed portfolios of diversified real estate assets exceeding $500 million throughout the United States for more than 20 years. Mr. Winssinger is active in the planning and development of major land parcels and has developed 20 commercial properties. Mr. Winssinger is a native of Belgium with more than 25 years of real estate practice, including 10 years based in Brussels, overseeing appraisals, construction and management. Mr. Winssinger holds a B.S. in Geography from the University of California at berkeley and received a degree in Appraisal and Survey in Belgium. Mr. Winssinger presently serves as Honorary Belgium Consul to the State of Arizona, a position he has held since 1991.

        Claude Fernandez, Executive Vice President - Financial Operations, joined W.P. Carey in 1983. Previously associated with Coldwell Banker, Inc. for two years and with Arthur Andersen & Co., he is a Certified Public Accountant. Mr. Fernandez received a B.S. degree in accounting from New York University in 1975 and his M.B.A. in Finance from Columbia University Graduate School of Business in 1981.

        John J. Park, Executive Vice President, Chief Financial Officer and Treasurer, joined W.P. Carey as an Investment Analyst in December 1987. Mr. Park received his undergraduate degree from Massachusetts Institute of Technology and his M.B.A. in Finance from New York University.

        H. Augustus Carey, Senior Vice President and Secretary, returned to W.P. Carey in 1988 and is President of W.P. Carey's broker-dealer subsidiary. Mr. Carey previously worked for W.P. Carey from 1979 to 1981 as Assistant to the President. Prior to rejoining W.P. Carey, Mr. Carey served as a loan officer of the North American Department of Kleinwort Benson Limited in London, England. He received an A.B. from Amherst College in 1979 and an M.Phil. in Management Studies from Oxford University in 1984. Mr. Carey is a trustee of the Oxford Management Centre Associates Council.

        Samantha K Garbus, Vice President - Director of Asset Management, became a Second Vice President of W.P. Carey in April 1995 and a Vice President in April 1997. Ms. Garbus joined W. P. Carey as a Property Management Associate in January 1992. Ms. Garbus received a B.A. in History from Brown University in May 1990 and an M.B.A. from the Stern School of New York University in January 1997.

        Susan C. Hyde, Vice President - Director of Shareholder Services, joined
W. P. Carey in 1990, became a Second Vice President in April 1995 and a Vice President in April 1997. Ms. Hyde graduated from Villanova University in 1990 where she received a B.S. in Business Administration with a concentration in Marketing and a B.A. in English.

        Robert C. Kehoe, Vice President - Accounting, joined W.P. Carey as a Senior Accountant in 1987. Mr. Kehoe became a Second Vice President of W. P. Carey in April 1992 and a Vice President in July 1997. Prior to joining the company, Mr. Kehoe was associated with Deloitte, Haskins & Sells for three years and was Manager of Financial Controls at CBS Educational and Professional Publishing for two years. Mr. Kehoe received a B.S. in Accounting from Manhattan College in 1982 and an M.B.A. in Finance from Pace University in 1993.

        Edward V. LaPuma, Vice President - Acquisitions, joined W. P. Carey as an Assistant to the Chairman in July 1995, became a Second Vice President in July 1996 and a Vice President in April 1997. A graduate of the University of Pennsylvania, Mr. LaPuma received a B.A. in Global Economic Strategies from The College of Arts and Sciences and a B.S. in Economics with a Concentration in Finance from the Wharton School.



Item 11. Executive Compensation.

        Until January 1, 1998, under the Amended Agreement of Limited Partnership of Registrant (the "Agreement"), 9/10th of 1% of Distributable Cash From Operations, as defined, was payable to the former Corporate General Partner and 1/10 of 1% of Distributable Cash From Operations is payable to the Individual General Partner. The former Corporate General Partner and the former Individual General Partner received $17,851 and $1,983, respectively, from Registrant as their share of Distributable Cash From Operations during the year ended December 31, 1997. As owner of 200 Limited Partnership Units, the former Corporate General Partner received cash distributions of $9,818 ($49.09 per Unit) during the year ended December 31, 1997. See Item 6 for the net income allocated to the General Partners under the Agreement. Registrant is not required to pay, and has not paid, any remuneration to the officers or directors of the former Corporate General Partner or any other affiliate of Registrant during the year ended December 31, 1997.

        In the future, a special limited partner, Carey Management LLC, will receive 9/10th of 1% of Distributable Cash From Operations, and William Polk Carey, the former Individual General Partner will receive, as a special limited partner, 1/10th of 1% of Distributable Cash From Operations and each will be allocated the same percentage of the profits and losses of Registrant.



Item 12. Security Ownership of Certain Beneficial Owners and
         Management.

        As of December 31, 1997, no person owned of record, or was known by Registrant to own beneficially more than 5% of the Registrant.

        The following table sets forth as of March 20, 1998 certain information as to the ownership by directors and executive officers of securities of the General Partner of Registrant:

                                                           Number of Listed
                                  Name of                Shares and Nature of           Percent
Title of Class               Beneficial Owner            Beneficial Ownership           of Class
--------------               ----------------            --------------------           --------
                                                                           `
Listed Shares                William Polk Carey
                             Francis J. Carey
                             Steven M. Berzin
                             Gordon F. DuGan
                             Donald E. Nickelson
                             Eberhard Faber IV
                             Barclay G. Jones III
                             Lawrence R. Klein
                             Charles C. Townsend, Jr.
                             Reginald Winssinger
                             John J. Park
                             Claude Fernandez
                             H. Augustus Carey
                             Samantha K. Garbus
                             Susan C. Hyde
                             Robert C. Kehoe
                             Edward V. LaPuma

All executive officers
and directors as a
group (17 persons)


        In connection with Consolidation of Registrant into Carey Diversified LLC, effective January 1, 1998, no officer or director, other than William Polk Carey, owns a direct interest in Registrant. William Polk Carey owns a 0.1% interest in Registrant as a special limited partner and has a controlling interest in Carey Management LLC which owns a 0.9% interest in Registrant as a special limited partner. Effective January 1, 1998, Carey Diversified owns an approximate 98% interest in Registrant.

        There exists no arrangement, known to Registrant, the operation of which may at a subsequent date result in a change of control of Registrant.




Item 13. Certain Relationships and Related Transactions.


        For a description of transactions and business relationships between Registrant and its affiliates and their directors and officers, see Notes 2 and 3 to the Financial Statements in Item 8. Michael B. Pollack and Senior Vice President, is a partner of Reed Smith Shaw & McClay which is engaged to perform legal services for Registrant. Mr. Pollack was the Secretary, until July 1997, of the former Corporate General Partner.


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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K


   (a) 1.   Financial Statements:

            The following financial statements are filed as a part of this
            Report:

   Report of Independent Accountants.

   Balance Sheets, December 31, 1996 and 1997.

   Statements of Income for the years ended December 31, 1995, 1996 and 1997.

   Statements of Partners' Capital for the years ended December 31, 1995, 1996 and 1997.

   Statements of Cash Flows for the years ended December 31, 1995, 1996 and
   1997.

   Notes to Financial Statements.


   The financial statements are hereby incorporated by reference to pages 5 to 16 of Registrant's Annual Report contained in Appendix A.


   (a) 2.   Financial Statement Schedule:

            The following schedule is filed as a part of this Report:

   Schedule III - Real Estate and Accumulated Depreciation as of December 31, 1997.

   Notes to Schedule III.


   Schedule III and notes thereto are hereby incorporated by reference to pages 17 to 19 of Registrant's Annual Report contained in Appendix A.


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

Exhibit                                                             Method of
  No.       Description                                              Filing
  ---       -----------                                     ----------------------
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
          Agreement.

Exhibit                                                             Method of
  No.       Description                                              Filing
  ---       -----------                                     ----------------------
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
          30, 1986.

Exhibit                                                                        Method of
  No.       Description                                                          Filing
--------    -----------                                                 ----------------------
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

  28.5    Bill of Sale dated as of May 30, 1986 from                    Exhibit 28.5 to Regis-
          PFM to Registrant and CPA(R):2.                               trant's Form 8-K dated
                                                                        July 14, 1986

Exhibit                                                                       Method of
  No.       Description                                                        Filing
  ---       -----------                                               ----------------------
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




   (b)      Reports on Form 8-K

            The Registrant filed a report on Form 8-K dated January 1, 1998 pursuant to Item 5 -Other Events (EX-99.1 Press Release From W.P. Carey & Co., Inc. (December 17, 1997)).

                                    SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        CORPORATE PROPERTY ASSOCIATES
                        (a California limited partnership)
                        and SUBSIDIARIES

                        BY:   CAREY DIVERSIFIED LLC

     03/23/98           BY:    /s/ John J. Park
     --------                 ----------------
     Date                     John J. Park
                              Executive Vice President, Chief Financial Officer
                                and Treasurer
                              (Principal Financial Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        BY:   CAREY DIVERSIFIED LLC

     03/23/98           BY:    /s/ Francis J. Carey
     --------                 --------------------------------------------
     Date                     Francis J. Carey
                              Chairman of the Board, Chief Executive Officer and
                                Director
                              (Principal Executive Officer)

     03/23/98           BY:    /s/ William P. Carey
     --------                 --------------------------------------------
     Date                     William P. Carey
                              Chairman of the Executive Committee and Director

     03/23/98           BY:    /s/ Steven M. Berzin
     --------                 --------------------------------------------
     Date                     Steven M. Berzin
                              Vice Chairman, Chief Legal Officer and Director

     03/23/98           BY:    /s/ Gordon F. DuGan
     --------                 --------------------------------------------
      Date                    Gordon F. DuGan
                              President, Chief Acquisitions Officer and Director

     03/23/98           BY:    /s/ Donald E. Nickelson
     --------                 --------------------------------------------
     Date                     Donald E. Nickelson
                              Chairman of the Audit Committee and Director

     03/23/98           BY:    /s/ Eberhard Faber IV
     --------                 --------------------------------------------
     Date                     Eberhard Faber IV
                              Director

     03/23/98           BY:    /s/ Barclay G. Jones, III
     --------                 --------------------------------------------
      Date                    Barclay G. Jones, III
                              Director

     03/23/98           BY:    /s/ Dr. Lawrence R. Klein
     --------                 --------------------------------------------
     Date                     Dr. Lawrence R. Klein
                              Director

     03/23/98           BY:    /s/ Charles C. Townsend, Jr.
     --------                 --------------------------------------------
     Date                     Charles C. Townsend, Jr.
                              Director

     03/23/98           BY:    /s/ Reginald Winssinger
     --------                 --------------------------------------------
     Date                     Reginald Winssinger
                              Director

     03/23/98           BY:    /s/ John J. Park
     --------                 --------------------------------------------
     Date                     John J. Park
                              Executive Vice President, Chief Financial Officer
                                and Treasurer
                              (Principal Financial Officer)

     03/23/98           BY:    /s/ Claude Fernandez
     --------                 --------------------------------------------
     Date                     Claude Fernandez
                              Executive Vice President - Financial Operations
                              (Principal Accounting Officer)

                                          APPENDIX A TO FORM 10-K


                          CORPORATE PROPERTY ASSOCIATES
                        (A CALIFORNIA LIMITED PARTNERSHIP)
































                                          1997 ANNUAL REPORT

SELECTED FINANCIAL DATA



(In thousands except per unit amounts)

                                         1993        1994        1995        1996        1997
                                      -------     -------     -------     -------     -------
OPERATING DATA:

Revenues                              $ 4,418     $ 4,480     $ 4,831     $ 4,589     $ 4,825

Income before extraordinary
  item                                  1,160       1,108       1,842       1,927       2,360

Income before extraordinary
  item allocated:
    To General Partner                     12          11          19          19          24
    To Limited Partner                  1,148       1,097       1,823       1,908       2,336
      Per Unit                          28.71       27.43       45.58       47.70       58.41

Distributions attributable (1):
    To General Partners                    13          13          13          14          16
    To Limited Partners                 1,250       1,264       1,333       1,405       1,612
      Per unit                          31.25       31.53       33.32       35.13       40.29

Payment of mortgage
principal (2)                           1,178       1,306       1,417       1,425       1,666


BALANCE SHEET DATA:

Total assets                           25,531      24,418      23,530      22,226      20,143

Long-term
obligations (3)                         9,564      14,889      13,432      11,822       9,502


(1) Includes distributions attributable to the fourth quarter of each fiscal year declared and paid in the following fiscal year less distributions in the first fiscal quarter attributable to the prior year. The distribution attributable to the fourth quarter of 1997 was paid to Limited Partners in December 1997.

(2)  Represents scheduled mortgage principal amortization paid.

(3)  Represents mortgage obligations due after more than one year.

MANAGEMENT'S DISCUSSION AND ANALYSIS


        Results of Operations

        Net income for the year ended December 31, 1997 increased by $688,000 as compared with the prior year, primarily due to the effect of nonrecurring other income items of $383,000 and a gain on the sale of real estate of $608,000 in 1997 and a charge of $255,000 on the extinguishment of debt and a $23,000 loss on the sale of real estate in 1996. Excluding the effect of these items, income as adjusted, would have reflected a decrease of $581,000.

        The decrease in income before gain on sale and extraordinary item was due to an increase in property and general and administrative expenses and a decrease in lease revenues (rental income and interest income from direct financing leases). These effects were partially offset by a decrease in interest expense. The increase in property expenses was primarily due to the dispute with the Broomfield Tech Center Corporation, which was the lessee of two office buildings in Broomfield, Colorado. As a result of the nonpayment of rents, the Partnership filed suit against Broomfield Tech on December 2, 1997, obtained possession of the two office buildings on December 12, 1997, and engaged a property management company to manage the properties. The Partnership is pursuing its lawsuit for unpaid rents. The leases with Broomfield Tech were terminated in February 1998. The Partnership, through the property management company, is receiving rents from the subtenants at the Broomfield properties. In connection with the dispute and eviction of Broomfield Tech, the Partnership incurred property expenses in 1997 of $537,000 including a provision of $325,000 for uncollected rents, a noncash charge, absorbing certain property expenses and incurring legal costs. The increase in general and administrative costs reflected certain costs incurred in connection with the Consolidation into Carey Diversified LLC. For the comparable years, lease revenues (rental revenues and interest income from direct financing leases) decreased by 3% as the result of the sale of two Kobacker Stores, Inc. properties in the fourth quarter of 1996 and the sale of the Winn-Dixie Stores, Inc. property in the third quarter of 1997. Interest expense decreased due to the scheduled amortization of mortgage debt, the prepayment of the mortgage loan collateralized by the Kobacker Stores properties in November 1997 and the refinancing, in the second quarter of 1996, of the mortgage loan collateralized by the property leased to The Gap, Inc. at a lower rate of interest. Other income primarily consisted of funds released from an escrow account which was established from funds received from a tenant at the end of its lease term to reimburse the Partnership for repairs which will be necessary for the remarketing of the property.

        Net income for the year ended December 31, 1996 decreased by $170,000 as compared with the year ended December 31, 1995, primarily due to the effect of $244,000 of nonrecurring other income items in 1995 and an extraordinary charge of $255,000 relating to the prepayment of The Gap mortgage loan. Income, after adjusting for the effects of these items and a $23,000 loss from the sale of the two Kobacker properties, would have reflected an increase of $352,000.

        The increase in income, as adjusted, in 1996 was due to decreases in interest and depreciation expenses. The decrease in interest expense was due to the continuing amortization of the Partnership's limited recourse mortgage debt and the benefit from the refinancing of the mortgage loan collateralized by The Gap property. As a result of the refinancing, the annual interest rate on The Gap property mortgage loan decreased to 7.25% from 10%. Depreciation expense decreased as the result of the full depreciation of certain components of properties for which the Partnership uses component depreciation methods. The extraordinary charge on the extinguishment of debt resulted from prepayment charges and the costs incurred in connection with paying off The Gap mortgage loan. Leasing revenues were stable.

        Future operating income will be affected by the ability of the Partnership to lease the multi-tenant Broomfield office properties fully and to increase rents from Broomfield tenants as current leases expire. Broomfield Tech has filed suit against the Partnership to enforce its purported exercise of the 1993 purchase option. In the event that Broomfield Tech is successful in its effort, the Partnership may be required to sell the properties to Broomfield Tech. Annual lease revenues will decrease by $102,000 as a result of the sale of the Winn-Dixie property. Operating income from the Broomfield properties in January 1998 of $25,000 was approximately equivalent to the monthly rent from Broomfield Tech under the lease.

        Because of the long-term nature of the Partnership's net leases, inflation and changing prices have not unfavorably affected the Partnership's revenues and net income. Certain of the Partnership's net leases have increases based on formulas indexed to increases in the Consumer Price Index and may have caps on such CPI increases, or periodic mandated rent increases that should increase operating revenues on existing leases in the future.


        Financial Condition

        The Partnership generated $2,820,000 of cash flow from operations and $1,042,000 from the proceeds of a property sale. Uses of cash consisted of scheduled mortgage principal payments of $1,666,000, a mortgage prepayment of $959,000, four quarterly distributions to partners of $1,424,000 and a distribution to partners in December 1997 of $553,000, representing the distribution for the fourth quarter of 1997 which in prior years had been declared and paid in January. Cash balances decreased by $741,000 to $124,000.

        The distribution paid in December 1997 reflects an exchange transaction which occurred on January 1, 1998. The majority of the Partnership's Limited Partners and its General Partners approved a consolidation by merger of the Partnership with a subsidiary limited partnership of Carey Diversified, as proposed in the Consent Solicitation Statement/Prospectus of Carey Diversified LLC dated October 16, 1997. In connection with the merger, 1,681 Limited Partnership Unitholders owning 39,490 Limited Partnership Units elected to exchange their limited partnership units for interests in Carey Diversified. The December 1997 distribution was intended to (a) distribute funds in order to adjust the net assets of the Partnership with the estimate of Total Exchange Value, as defined in the Consent Solicitation Statement/Prospectus, of those assets and (b) pay the January distribution.

        Limited Partners owning 510 Limited Partnership Units who did not elect to receive interests in Carey Diversified elected to retain a limited partnership interest in the Partnership as Subsidiary Partnership Unitholders. Subsidiary Partnership Units have economic interests and legal rights in the Partnership that are substantially similar to those of Limited Partnership Units and represent a direct ownership interest in the Partnership. The holders of Subsidiary Partnership Units will be paid a pro rata share of any distribution paid by the Partnership to Carey Diversified. The Partnership will continue to pay distributions on a quarterly basis until liquidating distributions are made, as described in the Consent Solicitation Statement/Prospectus. The objective with respect to Subsidiary Partnership Units will be to pay distributions as if the Consolidation never had occurred based upon the net cash flows generated by the Partnership. Although there is no obligation to do so, Carey Diversified may lend funds to the Partnership to support the Partnership's working capital position or financing activities (e.g., paying off mortgage debt commitments) thereby providing the Partnership with an additional source of liquidity. The Partnership has significant borrowing capacity based on the unleveraged portion of its real estate portfolio. The mortgage loan on The Gap property matures in the second quarter of 1999 at which time a balloon payment of $5,608,000 is scheduled. The Partnership believes that the prospects for refinancing this mortgage loan are good as the initial term of The Gap lease is not scheduled to expire until February 2003. The Partnership's limited recourse mortgage loans on the property leased to Pre Finish Metals Incorporated, IMO Industries, Inc., and the Broomfield properties fully amortize between 1998 and 2011.

        The Partnership is attempting to sell its vacant property in Garland, Texas. A contract to sell the property for $425,000 is subject to the proposed purchaser's due diligence and ability to obtain financing. The lease on the Garland property terminated in January 1997. Under an agreement with the former lessee, approximately $486,000, which amount represented the estimated maintenance and repair costs and construction management fees, was placed into an escrow account held by an affiliate of the Partnership. In December 1997, $377,000 of the escrow fund balance was released to the Partnership.

        The Partnership has evaluated the physical condition of the Broomfield properties and has concluded that improvements may be necessary to retain tenants, estimated to be no more than $100,000. Such improvements would likely be funded from operating cash flow.

        Pre Finish has an option to purchase its leased property between June 1998 and 2003. Pre Finish's option would be exercisable at the greater of fair market value of the property or $7,873,000 plus 2-1/2% per annum from December 1980 (the date of the Partnership's purchase of the property) to the closing date of sale. The Pre Finish lease provides annual cash flow (rent, net of mortgage debt service) of $497,000. The Pre Finish mortgage loan is scheduled to amortize fully by the exercise date. Pre Finish has not given any indication as to whether it intends to exercise its option.

        Except for a property in Garland, Texas and the Broomfield properties, all of the properties are currently leased to corporate tenants, all of which are subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. The Partnership normally structures its leases to require tenants to comply with all laws. In addition, substantially all of the Partnership's net leases include indemnification provisions that require tenants to indemnify the Partnership from all liabilities and losses related to their operations at the leased properties. If the Partnership undertakes to clean up or remediate any of its leased properties, the General Partners believe that in most cases the Partnership will be entitled to full reimbursement from tenants for such costs. In the event that the Partnership absorbs a portion of the costs to comply with environmental statutes, the General Partners believe that the ultimate resolution of the aforementioned environmental matters will not have a material adverse effect on the Partnership's financial condition, liquidity or results of operations.

        In 1994, the Partnership voluntarily conducted Phase II reviews of certain of its properties based on the results of the Phase I environmental reviews conducted in 1993. The Partnership believes, based on the results of such reviews, that its properties are in substantial compliance with Federal and state environmental statutes and regulations. Portions of certain properties had been documented as having a limited degree of contamination, principally in connection with either leakage from underground storage tanks or surface spills from facility activities. For those conditions that were identified, the Partnership advised its tenants of such findings and of their obligations, if any, to perform any required remediation.

        In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in full set general purpose financial statements. SFAS No. 130 is required to be adopted by 1998. The Partnership is currently evaluating the impact, if any, of SFAS No. 130.

        The Partnership's management company has responsibility for maintaining the Partnership's books and records and servicing the computer systems used in maintaining such books and records. In its preliminary assessment of Year 2000 issues, the management company believes that such issues will not have a material effect on the Partnership's operations; however such assessment has not been completed. The Partnership relies on its bank and transfer agent for certain computer-related services and has initiated discussions to determine whether they are addressing Year 2000 issues that might affect the Partnership.

                        REPORT of INDEPENDENT ACCOUNTANTS



To the Partners of
  Corporate Property Associates:


        We have audited the accompanying balance sheets of Corporate Property Associates (a California limited partnership) as of December 31, 1996 and 1997, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1997. We have also audited the financial statement schedule included on pages 17 to 18 of this Annual Report. These financial statements and financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corporate Property Associates (a California limited partnership) as of December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the Schedule of Real Estate and Accumulated Depreciation as of December 31, 1997, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the financial information required to be included therein pursuant to Securities and Exchange Commission Regulation S-X Rule 12-28.





                                                  /s/ Coopers & Lybrand L.L.P.
New York, New York
March 23, 1998

                          CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)

                                 BALANCE SHEETS

                           December 31, 1996 and 1997

                                                            1996              1997
                                                        ------------      ------------
     ASSETS:
Real estate leased to others:
  Accounted for under the
    operating method:
      Land                                              $  3,335,260      $  3,335,260
      Buildings                                           29,769,093        29,769,093
                                                        ------------      ------------
                                                          33,104,353        33,104,353
      Accumulated depreciation                            18,252,546        19,158,362
                                                        ------------      ------------
                                                          14,851,807        13,945,991
  Net investment in direct
    financing leases                                       4,660,571         4,679,229
                                                        ------------      ------------
      Real estate leased to others                        19,512,378        18,625,220
Real estate held for sale, net                               434,339
Cash and cash equivalents                                    864,889           124,040
Accrued interest and rents receivable, net of
  reserve for uncollected rents of $358,172 in 1997          397,309           317,823
Other assets, net of accumulated
  amortization of $119,157 in 1996
  and $198,941 in 1997                                     1,017,079         1,075,896
                                                        ------------      ------------
         Total assets                                   $ 22,225,994      $ 20,142,979
                                                        ============      ============

     LIABILITIES:

Mortgage notes payable                                  $ 13,429,484      $ 10,803,871
Accrued interest payable                                     108,755            73,410
Accounts payable and accrued expenses                         83,443           245,097
Prepaid rental income and security deposits                  198,610           184,142
Accounts payable to affiliates                                45,840           250,564
                                                        ------------      ------------
         Total liabilities                                13,866,132        11,557,084
                                                        ------------      ------------

Commitments and contingencies

     PARTNERS' CAPITAL:

General Partners                                             (95,847)         (269,581)

Limited Partners (40,000
  Limited Partnership Units
  issued and outstanding)                                  8,455,709         8,855,476
                                                        ------------      ------------
         Total partners' capital                           8,359,862         8,585,895
                                                        ------------      ------------

         Total liabilities and
         partners' capital                              $ 22,225,994      $ 20,142,979
                                                        ============      ============



The accompanying notes are an integral part of the financial statements.

                          CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)

                              STATEMENTS of INCOME

              For the years ended December 31, 1995, 1996 and 1997


                                                       1995             1996            1997
                                                   -----------      -----------     -----------
Revenues:
  Rental income                                    $ 3,994,281      $ 4,030,182     $ 3,910,698
  Interest income from direct financing leases         525,673          510,293         492,557
  Other interest income                                 66,654           48,670          38,948
  Other income                                         244,010                          382,852
                                                   -----------      -----------     -----------
                                                     4,830,618        4,589,145       4,825,055
                                                   -----------      -----------     -----------

Expenses:
  Interest on mortgages                              1,524,837        1,280,995       1,062,706
  Depreciation                                       1,089,758          969,570         905,816
  General and administrative                           237,800          202,551         317,364
  Property expenses                                    109,460          123,722         707,325
  Amortization                                          27,068           62,211          79,784
                                                   -----------      -----------     -----------
                                                     2,988,923        2,639,049       3,072,995
                                                   -----------      -----------     -----------

    Income before (loss) gain on sale and
      extraordinary item                             1,841,695        1,950,096       1,752,060

(Loss) gain on sale of real estate                                      (22,871)        607,861
                                                   -----------      -----------     -----------

    Income before extraordinary item                 1,841,695        1,927,225       2,359,921

Extraordinary charge on extinguishment of debt                         (255,438)
                                                   -----------      -----------     -----------

    Net income                                     $ 1,841,695      $ 1,671,787     $ 2,359,921
                                                   ===========      ===========     ===========

Net income allocated to:
  Individual General Partner                       $     1,842      $     1,672     $     2,360
                                                   ===========      ===========     ===========

  Corporate General Partner                        $    16,575      $    15,046     $    21,239
                                                   ===========      ===========     ===========

  Limited Partners                                 $ 1,823,278      $ 1,655,069     $ 2,336,322
                                                   ===========      ===========     ===========

Net income per Unit:
  (40,000 Limited Partnership
  Units outstanding)
   Income before extraordinary item                $     45.58      $     47.70     $     58.41
   Extraordinary item                                                     (6.32)
                                                   -----------      -----------     -----------
                                                   $     45.58      $     41.38     $     58.41
                                                   ===========      ===========     ===========



The accompanying notes are an integral part of the financial statements.

                          CORPORATE PROPERTY ASSOCIATES
                        (a California limited partnership)

                         STATEMENTS of PARTNERS' CAPITAL

               For the years ended December 31, 1995, 1996 and 1997


                                                            Partners' Capital Accounts
                                             ------------------------------------------------------------
                                                                                                Limited
                                                                                                Partners'
                                                            General          Limited           Amount Per
                                             Total          Partners         Partners           Unit  (a)
                                             -----          --------         --------          ----------
Balance, December 31, 1994               $ 7,528,769      $  (103,980)     $ 7,632,749      $       191

Distributions                             (1,313,535)         (13,135)      (1,300,400)             (33)

Change in unrealized appreciation
  in marketable securities                     1,948               19            1,929

Net income, 1995                           1,841,695           18,417        1,823,278               46
                                         -----------      -----------      -----------      -----------

Balance, December 31, 1995                 8,058,877          (98,679)       8,157,556              204

Distributions                             (1,417,554)         (14,354)      (1,403,200)             (35)

Change in unrealized appreciation in
 marketable securities                        46,752              468           46,284                1

Net income, 1996                           1,671,787           16,718        1,655,069               41
                                         -----------      -----------      -----------      -----------

Balance, December 31, 1996                 8,359,862          (95,847)       8,455,709              211

Distributions                             (1,983,514)         (19,834)      (1,963,680)             (49)

Change in unrealized appreciation in
 marketable securities                        27,399              274           27,125                1

Accrued preferred distribution              (177,773)        (177,773)

Net income, 1997                           2,359,921           23,599        2,336,322               58
                                         -----------      -----------      -----------      -----------

Balance, December 31, 1997               $ 8,585,895      $  (269,581)     $ 8,855,476      $       221
                                         ===========      ===========      ===========      ===========

(a)  Based on 40,000 Units issued and outstanding during all periods.


The accompanying notes are an integral part of the financial statements.

                          CORPORATE PROPERTY ASSOCIATES
                        (a California limited partnership)

                             STATEMENTS of CASH FLOWS
               For the years ended December 31, 1995, 1996 and 1997

                                                                  1995             1996             1997
                                                              -----------      -----------      -----------
Cash flows from operating activities:
   Net income                                                 $ 1,841,695      $ 1,671,787      $ 2,359,921
   Adjustments to reconcile net income
     to net cash provided by operating activities:
     Depreciation and amortization                              1,116,826        1,031,781          985,600
     Straight-line adjustments and other
      noncash rent adjustments                                    (43,924)         (84,280)         (52,408)
     Securities received in connection with settlement            (44,561)
     Loss (gain) on sale of real estate                                             22,871         (607,861)
     Extraordinary charge on extinguishment of debt                               255,438
     Provision for uncollected rents                                                11,717          358,172
     Net change in operating assets and liabilities              (203,857)         (82,783)        (222,934)
                                                              -----------      -----------      -----------
        Net cash provided by operating
          activities                                            2,666,179        2,826,531        2,820,490
                                                              -----------      -----------      -----------

Cash flows from investing activities:
   Proceeds from sale of real estate, net                                          355,958        1,042,200
   Release of escrow funds                                                         100,000
                                                                               -----------      -----------
        Net cash provided by
          investing activities                                                     455,958        1,042,200
                                                                               -----------      -----------

Cash flows from financing activities:
   Distributions to partners                                   (1,313,535)      (1,417,554)      (1,977,926)
   Proceeds from mortgage note payable                                           6,400,000
   Deferred refinancing costs                                                     (158,149)
   Prepayment charges paid on extinguishment of debt                              (255,438)
   Payments of mortgage principal                              (1,417,411)      (1,424,875)      (1,666,120)
   Prepayments of mortgage payable                                              (6,434,448)        (959,493)
                                                              -----------      -----------      -----------
        Net cash used in financing activities                  (2,730,946)      (3,290,464)      (4,603,539)
                                                              -----------      -----------      -----------

        Net decrease in cash
          and cash equivalents                                    (64,767)          (7,975)        (740,849)

Cash and cash equivalents, beginning of year                      937,631          872,864          864,889
                                                              -----------      -----------      -----------

     Cash and cash equivalents, end of year                   $   872,864      $   864,889      $   124,040
                                                              ===========      ===========      ===========

   Supplemental disclosure of noncash financing activities:

     Accrued preferred distribution                                                             $   177,773
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

                         CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)

                          NOTES to FINANCIAL STATEMENTS



1.   Summary of Significant Accounting Policies:

      Use of Estimates:

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the assessment of recoverability of real estate assets. Actual results could differ from those estimates.

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

               Operating method - Real estate is recorded at cost, rental revenue is recognized on a straight-line basis over the term of the leases and expenses (including depreciation) are charged to operations as incurred.

       The Partnership assesses the recoverability of its real estate assets, including residual interests, based on projections of undiscounted cash flows over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated fair value.

       Substantially all of the Partnership's leases provide for either scheduled rent increases, or periodic rent increases based on formulas indexed to increases in the Consumer Price Index.

    Depreciation:

       Depreciation is computed using the straight-line method over the estimated useful lives of components of the particular properties, which range from 5 to 50 years.

    Cash Equivalents:

       The Partnership considers all short-term, highly-liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. Substantially all of the Partnership's cash and cash equivalents at December 31, 1996 and 1997 were held in the custody of three and two financial institutions, respectively.

                                   Continued

                          CORPORATE PROPERTY ASSOCIATES
                        (a California limited partnership)

                     NOTES to FINANCIAL STATEMENTS, Continued



      Other Assets:

        Included in other assets are deferred rental income, deferred charges, deferred costs of Consolidation (see Note 15) and marketable equity securities. Deferred rental income is the aggregate difference for operating method leases between scheduled rents which vary during the lease term and income recognized on a straight-line basis. Deferred charges are primarily costs incurred in connection with mortgage note refinancings and are amortized over the terms of the mortgages. Deferred costs of Consolidation represent certain costs related to a Consolidation transaction which have been capitalized. Such Consolidation costs will be included in the revaluation of assets subsequent to December 31, 1997.

        The Partnership's marketable equity securities, which consist of 1,948 shares of Storage Technology Corporation common stock, are classified as available-for-sale securities and are reported at fair value with the Partnership's interest in unrealized gains and losses on these securities reported as a separate component of partners' capital.

      Income Taxes:

         A partnership is not liable for federal income taxes as each partner recognizes his proportionate share of the Partnership income or loss in his tax return. Accordingly, no provision for income taxes is recognized for financial statement purposes.

      Reclassification:

         Certain 1995 and 1996 amounts have been reclassified to conform to the 1997 financial statement presentation.


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

         Through December 31, 1997, the Agreement provided that the General
           Partners were allocated 1% (1/10 of 1% to the Individual General Partner, and 9/10 of 1% to the Corporate General Partner, W.P. Carey & Co., Inc.( "W.P. Carey")), and the Limited Partners were allocated 99% of the profits and losses as well as distributions of Distributable Cash From Operations, as defined in the Agreement and net proceeds from the sale of Partnership properties. Effective January 1, 1998, as a result of the merger (see Note 15) of the Partnership with a subsidiary partnership of Carey Diversified LLC ("Carey Diversified"), Carey Diversified is the sole general partner of the Partnership. Carey Diversified and the holders of Subsidiary Partnership Units are allocated 99% of the profits and losses and distributable cash, and two special limited partners, Carey Management LLC ("Carey Management") and William P. Carey, are allocated 9/10 of 1% and 1/10 of 1% of the profits and losses and distributable cash, respectively.

                                   Continued

                          CORPORATE PROPERTY ASSOCIATES
                        (a California limited partnership)

                     NOTES to FINANCIAL STATEMENTS, Continued



        In connection with the merger with Carey Diversified and the listing on the New York Stock Exchange, the former Corporate General Partner satisfied the provisions for receiving a subordinated preferred return of $177,773, which was measured based upon the cumulative proceeds arising from the sale of the Partnership's assets. Such amount has been included in accounts payable to affiliates as of December 31, 1997. The preferred return, paid in January 1998, was subject to provisions that limited such payments until a specified cumulative return to limited partners was achieved. The Exchange Value of a Limited Partnership Unit to a Listed Share of Carey Diversified was included in calculating the cumulative return.


3.  Transactions with Related Parties:

        The Partnership holds a 60% undivided ownership interest in a property as tenants-in-common with an affiliate which holds the remaining 40% interest. The Partnership accounts for its assets and liabilities relating to tenants-in-common interests on a proportional basis.

        Under the Agreement, a division of W.P. Carey was entitled to receive a property management fee and reimbursement of certain expenses incurred in connection with the Partnership's operations. General and administrative expense reimbursements consist primarily of the actual cost of personnel needed in providing administrative services necessary for the operation of the Partnership. Effective January 1, 1998, the fees and reimbursements are payable to Carey Management, an affiliate of the Carey Diversified. Property management fees and general and administrative expense reimbursements are summarized as follows:

                                                1995        1996        1997
                                                ----        ----        ----
                Property management fee       $ 72,881    $ 66,815    $ 70,405
                General and administrative
                  expense reimbursements        44,250      43,956      71,432
                                              --------    --------    --------
                                              $117,131    $110,771    $141,837
                                              ========    ========    ========


        During 1995, 1996 and 1997, fees aggregating $18,338, $10,329 and
           $48,648, respectively, were incurred for legal services performed by a firm in which the Secretary, until July 1997, of the Corporate General Partner and other affiliates is a partner.

        The Partnership is a participant in an agreement with W.P. Carey and certain other affiliates for the purpose of leasing office space used for the administration of real estate entities and W.P. Carey and for sharing the associated costs. Pursuant to the terms of the agreement, the Partnership's share of rental, occupancy and leasehold improvement costs is based on adjusted gross revenues, as defined. Expenses incurred in 1995, 1996 and 1997 were $61,243, $30,477 and $29,983, respectively.


 4.  Real Estate Leased to Others Accounted for Under the Operating Method:

        Scheduled future minimum rents, exclusive of renewals, under noncancellable operating leases amount to approximately $3,504,000 in each of the years 1998 through 2001; $3,298,000 in 2002 and aggregate approximately $18,618,000 through 2006.

        Contingent rents were approximately $56,000 in 1995, $89,000 in 1996, and $104,000 in 1997.

                                   Continued

                          CORPORATE PROPERTY ASSOCIATES
                        (a California limited partnership)

                     NOTES to FINANCIAL STATEMENTS, Continued


5.   Net Investment in Direct Financing Leases:

        Net investment in direct financing leases is summarized as follows:

                                                       December 31,
                                                       ------------
                                                  1996              1997
                                                  ----              ----
               Minimum lease payments
                 receivable                   $ 5,945,229       $ 5,471,330
               Unguaranteed residual value      4,823,041         4,823,041
                                              -----------       -----------
                                               10,768,270        10,294,371
                 Less, Unearned income          6,107,699         5,615,142
                                              -----------       -----------
                                              $ 4,660,571       $ 4,679,229
                                              ===========       ===========


        Scheduled future minimum rents, exclusive of renewals, under noncancellable direct financing leases amount to approximately $477,000 in each of the years 1998 and 1999; $492,000 in each of the years 2000 through 2002 and aggregate approximately $5,471,000 through 2009.


 6.  Mortgage Notes Payable:

        Mortgage notes payable, all of which are limited recourse obligations of the Partnership or the partners, are collateralized by real property with a carrying amount as of December 31, 1997 of approximately $31,407,000, before accumulated depreciation, and the assignment of various leases. As of December 31, 1997, mortgage notes payable bear interest at rates varying from 7.25% to 10% per annum and mature between 1998 and 2011.

        Scheduled principal payments during each of the next five years following December 31, 1997 are as follows:

          Year Ending December 31,
          ------------------------
            1998                               $ 1,301,550
            1999                                 6,258,522
            2000                                   584,344
            2001                                   644,439
            2002                                   346,911
            Thereafter                           1,668,105
                                               -----------
               Total                           $10,803,871

        Interest paid was $1,536,914, $1,363,083 and $1,098,051 in 1995, 1996 and 1997, respectively.

 7.  Distributions to Partners:

        Distributions are declared and paid to partners quarterly and are summarized as follows:

                     Distributions Paid
       Year Ending     and Payable to        Distributions Paid to   Limited Partners'
       December 31,  General Partners           Limited Partners     Per Unit Amount
       ------------  -------------------     ---------------------   -----------------
        1995             $13,135               $1,300,400                $32.51
                         =======               ==========                ======

        1996             $14,354               $1,403,200                $35.08
                         =======               ==========                ======

        1997             $19,834               $1,963,680                $49.09
                         =======               ==========                ======

                                   Continued

                          CORPORATE PROPERTY ASSOCIATES
                        (a California limited partnership)

                     NOTES to FINANCIAL STATEMENTS, Continued


     Distributions for 1997 include distributions of $553,200 to Limited Partners and $5,588 to General Partners declared in December 1997.

8.   Income for Federal Tax Purposes:

        Income for financial statement purposes differs from income for Federal income tax purposes because of the difference in the treatment of certain items for income tax purposes and financial statement purposes. A reconciliation of accounting differences is as follows:

                                                1995           1996        1997
                                                ----           ----        ----
    Net income per Statements of Income     $1,841,695     $1,671,787  $2,359,921
    Excess tax depreciation                      1,115        (16,894)     (8,295)
    Provision for uncollected rents                                       325,147
    Other                                       (1,759)        38,919     211,430
                                            ----------     ----------  ----------
         Income reported for
           Federal income tax purposes      $1,841,051     $1,693,812  $2,888,203
                                            ==========     ==========  ==========

9.   Industry Segment Information:

        The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate.

        In 1995, 1996 and 1997, the Partnership earned its gross total operating revenues (rental income plus interest income from direct financing leases) from the following lease obligors:

                                1995          %            1996          %            1997          %
                            ----------      -----      ----------      -----      ----------      -----
Pre Finish Metals
  Incorporated              $1,407,841         31%     $1,441,238         32%     $1,453,001         33%
The Gap, Inc.                1,225,994         27       1,225,994         27       1,225,994         28
IMO Industries, Inc.           846,743         19         846,743         19         762,874         17
Unisource Worldwide            339,300          8         329,480          7         331,358          8
Broomfield Tech Center
  Corporation                  294,136          6         300,136          7         300,136          7
Kobacker Stores, Inc.          303,540          7         294,484          6         267,315          6
Winn-Dixie Stores, Inc.        102,400          2         102,400          2          62,577          1
                            ----------      -----      ----------      -----      ----------      -----
                            $4,519,954        100%     $4,540,475        100%     $4,403,255        100%
                            ==========      =====      ==========      =====      ==========      =====



10.  Sales of Real Estate:

        On October 17, 1996, Kobacker Stores, Inc. ("Kobacker") exercised options under the terms of its leases to purchase properties in Eastlake and Cleveland, Ohio for stated purchase prices of $165,000 and $200,000, respectively, resulting in a loss of $22,871.

        On August 11, 1997, the Partnership sold a property in Louisville,
           Kentucky, net of selling costs for $1,042,200. In connection with the sale, the Partnership recognized a gain of $607,861. The existing lease with Winn-Dixie Stores, Inc., as lessee, was assigned to the purchaser.

                                   Continued

                          CORPORATE PROPERTY ASSOCIATES
                        (a California limited partnership)


                     NOTES to FINANCIAL STATEMENTS, Continued



11.   Properties in Broomfield, Colorado:

        Broomfield Tech Center Corporation ("Broomfield Tech"), the former lessee of two properties in Broomfield, Colorado, claims that in October 1993 it exercised its option to purchase its leased properties from the Partnership. The options, as amended, provided that the sale of the property would occur on May 1, 1994. The exercise price was to be the greater of (a) approximately $2,550,000, subject to adjustment for certain allowances; (b) assumption of the mortgage balances at the date of sale plus an adjustment of fifty percent of the fair value of the properties in excess of the mortgage balance, or ( c) $2,375,000. The Partnership rejected certain claims for adjustment by Broomfield Tech, and Broomfield Tech and the Partnership were not able to agree on the purchase price, and Broomfield Tech did not pursue its supposed exercise of the option. Broomfield Tech continued to pay rent until January 1997, at which time it informed the Partnership that it would withhold rents until the exercise price issue was resolved.

        The Partnership responded by informing Broomfield Tech that the withholding of rents was impermissible under the lease. As Broomfield Tech refused to bring its rent current, the Partnership declared the lease in default in August 1997, and, on December 2, 1997, filed suit to evict Broomfield Tech. On December 12, 1997, the District Court of Boulder County, Colorado ordered Broomfield Tech to quit possession of the buildings. Since no rent has been received since December 1996, the Partnership has established a reserve for uncollected rents for the entire arrearage, accrued for unpaid real estate taxes and certain other property costs. Such charges and costs total $461,147 and have been included in property expenses for the year ended December 31, 1997 in the accompanying financial statements. The Partnership has filed suit against Broomfield Tech to collect uncollected rents, certain future rents and other costs incurred.

        In connection with the eviction of Broomfield Tech, the Partnership has engaged a property manager and has notified Broomfield Tech's subtenants that rents are to be paid directly to a property manager that has been engaged by the Partnership. Broomfield Tech has filed suit against the Partnership to enforce the sale of the properties pursuant to the alleged exercise of its option in October 1993. Broomfield Tech is also seeking recovery of certain recondition expenses, based upon correspondence in 1987. The outcome of this suit cannot be determined at this time.


12.  Disclosures About Fair Value of Financial Instruments:

        The carrying amounts of cash, receivables and accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

        The Partnership's estimate of fair value of mortgage notes payable approximates the carrying amount of such mortgage notes at December 31, 1996 and 1997. The fair value of debt instruments was evaluated using a discounted cash flow model with discount rates which take into account the credit of the tenants and interest rate risk.


13.  Accounting Pronouncements:

     In June 1997, the FASB issued Statement of Financial Accounting Standards
           ("SFAS") No. 130, "Reporting Comprehensive Income."   SFAS No. 130
           establishes standards for reporting and

                                   Continued

                          CORPORATE PROPERTY ASSOCIATES
                        (a California limited partnership)

                     NOTES to FINANCIAL STATEMENTS, Continued


          display of comprehensive income and its components (revenues, expenses, gains and losses) in full set general purpose financial statements. SFAS No. 130 and is required to be adopted by 1998. The Partnership is currently evaluating the impact, if any, of SFAS No. 130.


14.  Environmental Matters:

        Except for property in Garland, Texas and the Broomfield properties, all of the Partnership's properties are currently leased to corporate tenants, all of which are subject to environmental statutes and regulations regarding the discharge of hazardous materials and related remediation obligations. The Partnership generally structures a lease to require the tenant to comply with all laws. In addition, substantially all of the Partnership's net leases include provisions which require tenants to indemnify the Partnership from all liabilities and losses related to their operations at the leased properties. Any costs of remediation are to be performed and paid by the affected tenant. In the event that the Partnership absorbs a portion of the costs to comply with environmental statutes, the General Partner believes such expenditures will not have a material adverse effect on the Partnership's financial condition, liquidity or results of operations.

        In 1994, based on the results of Phase I environmental reviews performed in 1993, the Partnership voluntarily conducted Phase II environmental reviews on certain of its properties. The Partnership believes, based on the results of Phase I and Phase II reviews, that its properties are in substantial compliance with Federal and state environmental statutes and regulations. Portions of certain properties were documented as having a limited degree of contamination, principally in connection with either leakage from underground storage tanks or surface spills from facility activities. For those conditions which were identified, the Partnership advised the affected tenants of the Phase II findings and of their obligations to perform required remediation.


15.  Exchange of Limited Partnership Units:

        On October 16, 1997, Carey Diversified distributed a Consent
           Solicitation Statement/Prospectus to the Limited Partners that described a proposal to consolidate the Partnership with the other CPA(R) Partnerships. The General Partners' proposals that each of the nine CPA(R) limited partnerships be merged with a corresponding subsidiary partnership of Carey Diversified, of which Carey Diversified is the general partner, was approved by the Limited Partners of all nine of the CPA(R) limited partnerships. Each limited partner had the option of either exchanging his or her limited partnership interest for an interest in Carey Diversified ("Listed Shares") or to retain a limited partnership interest in the subsidiary partnership ("Subsidiary Partnership Units"). On January 1, 1998, 1,681 holders representing 39,490 of the 40,000 limited partnership units exchanged such units for 1,038,587 Listed Shares with 17 holders with the remaining 510 limited partnership units exchanging such units for Subsidiary Partnership Units. The General Partners received 349 Listed Shares for their interest in their share of the appreciation in Partnership properties.

        Listed shares commenced public trading on the New York Stock Exchange on January 21, 1998. Subsidiary Partnership Units provide substantially the same economic interest and legal rights as those of a limited partnership unit in the Partnership, but are not listed on a securities exchange. A liquidating distribution to holders of Subsidiary Partnership Units will be made after an appraisal of the Partnership's properties which appraisal date is to be no later than December 31, 1998.

                          CORPORATE PROPERTY ASSOCIATES
                       (a California limited partnership)

              SCHEDULE OF REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 1997




                                                  Initial Cost to          Cost
                                                    Partnership          Capitalized      Decrease In
                                               ----------------------   Subsequent to        Net
      Description             Encumbrances      Land       Buildings   Acquisition (a)    Investment (b)
      -----------            -------------   ----------   -----------  ---------------    --------------
Operating Method:
 Office buildings
  in Broomfield, Colorado     $ 2,173,949    $  354,970   $ 3,073,575   $  559,647
 Office and manufacturing
  building leased to IMO
  Industries Inc.               2,080,176       685,026     2,006,559    2,617,652
 Office and manufacturing
  building formerly leased
  to IMO Industries Inc.                        221,474       448,641        4,384        $ (38,155)
 Distribution facility
  and warehouse
  leased to
  The Gap, Inc.                 6,003,499       669,722    10,990,000      186,357
 Land leased to
  Kobacker Stores, Inc.                       1,236,735                                    (176,112)
 Warehouse and manufac-
  turing plant
  leased to Pre Finish
  Metals Incorporated             546,247       381,600     9,882,278
                              -----------    ----------   -----------   ----------        ---------
                              $10,803,871    $3,549,527   $26,401,053   $3,368,040        $(214,267)
                              ===========    ==========   ===========   ==========        =========


Direct financing method:
 Office building and
  warehouse leased to
 Unisource Worldwide,
  Inc.                                       $  298,655   $ 2,786,345                     $(143,813)
 Retail stores leased
  to Kobacker Stores,
  Inc.                                                      2,008,850   $  105,207         (376,015)
                                             ----------   -----------   ----------        ---------
                                             $  298,655    $4,795,195   $  105,207        $(519,828)
                                             ==========    ==========   ==========        =========



                                                                                                                Life on which
                                                                                                                Depreciation
                                 Gross Amount at which Carried                                                    in Latest
                                 at Close of Period  (c)(d)                                                     Statement of
                                 -------------------------------------        Accumulated                            Income
      Description                Land        Buildings         Total        Depreciation (d)  Date Acquired      is Computed
      -----------               ------       ---------        -------       ----------------  -------------     ------------
Operating Method:
 Office buildings                                                                              November 17,
  in Broomfield, Colorado       $  354,970   $ 3,633,222      $ 3,988,192   $ 2,301,151           1978             10-30 YRS.
 Office and manufacturing
  building leased to IMO
  Industries Inc.                  685,026     4,624,211        5,309,237     2,477,994        April 20, 1979      17-30 YRS.
 Office and manufacturing
  building formerly leased
  to IMO Industries Inc.           183,319       453,025          636,344       453,025        April 20, 1979      17 YRS.
 Distribution facility
  and warehouse
  leased to
  The Gap, Inc.                    669,722    11,176,357       11,846,079     8,443,729        July 6, 1979         5-50 YRS.
 Land leased to                                                                                January 17,
  Kobacker Stores, Inc.          1,060,623                      1,060,623                       1979
 Warehouse and manufac-
  turing plant
  leased to Pre Finish                                                                         December 11, 1980    5-30 YRS.
  Metals Incorporated              381,600       9,882,278     10,263,878     5,482,463        and June 30, 1986
                                ----------   -----------      -----------   -----------
                                $3,335,260     $29,769,093    $33,104,353   $19,158,362
                                ==========     ===========    ===========   ===========


Direct financing method:
 Office building and
  warehouse leased to
 Unisource Worldwide,                                                                          DECEMBER 28,
  Inc.                                                        $ 2,941,187                          1979
 Retail stores leased
  to Kobacker Stores,                                                                          JANUARY 17,
  Inc.                                                          1,738,042                          1979
                                                              -----------
                                                              $ 4,679,229
                                                              ===========


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

     (b) The decrease in net investment is due to (i) the amortization of unearned income producing a constant periodic rate of return on the net investment which is less than lease payments received and (ii) property sales.

     (c) At December 31, 1997, the aggregate cost of real estate owned for Federal income tax purposes is $37,977,488.

     (d)

                                 Reconciliation of Real Estate Accounted
                                 ---------------------------------------
                                    for Under the Operating Method
                                    ------------------------------

                                              December 31,
                                          ------------------
                                         1996             1997
                                         ----             ----
Balance at beginning
   of year                          $ 34,332,991      $ 33,104,353

Sales of property                       (126,734)

Reclassification to real estate
   held for sale                      (1,101,904)
                                    ------------      ------------
Balance at close of year            $ 33,104,353      $ 33,104,353
                                    ============      ============


                                 Reconciliation of Accumulated Depreciation
                                 ------------------------------------------
                                                December 31,
                                        -----------------------
                                        1996              1997
                                        ----              ----
Balance at beginning
   of year                          $ 17,950,541      $ 18,252,546

Reclassification to real estate
   held for sale                        (667,565)

Depreciation expense                     969,570           905,816
                                    ------------      ------------

Balance at close of year            $ 18,252,546      $ 19,158,362
                                    ============      ============

PROPERTIES


     LEASE                                                          TYPE OF OWNERSHIP
    OBLIGOR            TYPE OF PROPERTY         LOCATION                 INTEREST
-----------------      ----------------         --------            -----------------
THE GAP, INC.          Land and Distribution/   Erlanger,           Ownership of land
                       Warehouse Building       Kentucky            and building (1)

PRE FINISH METALS      Land and Warehouse/      Walbridge,          Ownership of a 60%
INCORPORATED           Manufacturing Plant      Ohio                interest in land
                                                                    and building (1)

(2)                    Land and Office          Broomfield,         Ownership of land
                       Buildings                Colorado            and buildings (1)

UNISOURCE              Land and Office/         Anchorage,          Ownership of land
WORLDWIDE,             Warehouse Building       Alaska              and building
INC.

IMO INDUSTRIES, INC.   Land and Office/         Garland,            Ownership of land
                       Manufacturing            Texas               and building (1)
                       Building

(3)                    Land and Office/         Garland,            Ownership of land
                       Manufacturing            Texas               and building
                       Building

KOBACKER STORES,       Land and Retail Stores   In California:      Ownership of land
INC.                   - 12 locations             Fontana,          and buildings
                                                  Merced, Rialto,
                                                  Stockton and two
                                                  in Sacramento
                                                In Ohio:
                                                  Cuyahoga Falls,
                                                  Freemont, Marion,
                                                  Reynoldsburg
                                                  and Tallmadge
                                                In Indiana:
                                                  Anderson



(1)   These properties are encumbered by mortgage notes payable.

(2)   This is a multi-tenant property.

(3)   This property is currently vacant.

MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED
         UNITHOLDER MATTERS



         As of December 31, 1997 there were 1,698 holders of record of the Limited Partnership Units of the Partnership. On January 1, 1998, 1,681 holders of Limited Partnership Units exchanged such units for interests in Carey Diversified LLC and 17 holders exchanged such units for Subsidiary Partnership Units. There is no established public trading market for Subsidiary Partnership Units.

         In accordance with the requirements of the Partnership's Amended Agreement of Limited Partnership (the "Agreement"), contained as Exhibit A to the Prospectus, the Corporate General Partner expects to continue to make quarterly distributions of Distributable Cash from Operations as defined in the Agreement. The following table shows the frequency and amount of distributions paid per Unit since 1994:

                              Cash Distributions Paid Per Unit
                              --------------------------------
                              1995        1996        1997
                              ----        ----        ----
            First quarter     $ 7.94      $ 8.75      $ 8.80
            Second quarter      8.00        8.76        8.81
            Third quarter       8.13        8.78        8.82
            Fourth quarter      8.44        8.79       22.66(a)
                              ------      ------      ------
                              $32.51      $35.08      $49.09
                              ======      ======      ======


(a) Includes distributions of $8.83 and $13.83 per Limited Partnership Unit paid in October 1997 and December 1997, respectively.


         On October 16, 1997, the Partnership began the solicitation of consents from limited partners to approve the merger of the Partnership with all of the CPA(R) Partnerships into Carey Diversified LLC, a Delaware limited liability company. Limited Partners were offered the opportunity to vote to approve or disapprove the merger and to choose either interests ("Listed Shares") in the Carey Diversified LLC or interests ("Subsidiary Partnership Units") in the Partnership which survived the merger. The solicitation period ended on December 16, 1997. The results of the voting were as follows:

                         Units Voted       Units Voted    Units Voted     Units Not
                             Yes               No          Abstaining       Voted
                         -----------       -----------    -----------     ---------
Merger of Partnership
with Carey Diversified     28,501  71.25%   697   1.74%    192    .48%     10,610   26.53%



                                                      Subsidiary
                     Listed Shares                  Partnership Units
                     -------------                  -----------------
Number of Units
Electing                 39,490                          510